Form 10-K
period 1994-01-31
NATIONAL COMPUTER SYSTEMS INC
filed 1994-04-28
CIK 69999

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED:                 COMMISSION FILE NUMBER:
           JANUARY 31, 1994                              0-3713
                            ------------------------

                        NATIONAL COMPUTER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                               41-0850527
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)
       11000 PRAIRIE LAKES DRIVE
        EDEN PRAIRIE, MINNESOTA                           55344
         (Address of principal                         (Zip Code)
          executive offices)

        Registrant's telephone number, including area code: 612/829-3000
                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Shares--par value $.03 a share
                                (Title of Class)

           Rights to Purchase Series A Participating Preferred Stock
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _X_

    State the aggregate market value of the voting shares held by non-affiliates of the registrant as of March 31, 1994.

                 Common Shares, $.03 par value -- $147,344,000

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1994.

               Common Shares, $.03 par value -- 15,014,617 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Stockholders for the year ended January 31, 1994 are incorporated by reference into Parts I, II and IV.

    Portions of the definitive proxy statement dated April 20, 1994 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    National Computer Systems, Inc. ("NCS" or the "Company") provides integrated information management products and services, designed to collect and interpret data, to four primary markets:

    EDUCATION -- NCS develops and markets systems and services which include optical scanning systems, related proprietary software, hardware and software maintenance, scannable documents, proprietary student and financial administrative systems, assessment test processing and other data gathering and processing services.

    BUSINESS -- The Company develops and markets optical scanning hardware, image-based data collection systems, related work stations, proprietary software and forms for applications within the commercial marketplace. Using forms-based data entry scanning technology, customers are able to automate labor-intensive data collection and information processes with significantly increased efficiency and accuracy.

    ASSESSMENTS -- The Company publishes and markets psychological assessment instruments, scoring systems and scanning products to clinical professionals in the behavioral and mental health markets. Organizational survey and assessment testing and services and vocational counseling tests are marketed to the corporate human resources market.

    FINANCIAL SERVICES -- NCS develops and markets computer-based systems with proprietary software and services for automating asset management in the financial services industry, primarily banking.

    Applications for NCS' products and services within the education market include administrative applications such as attendance, scheduling, grade reporting and registration/enrollment; library and inventory management;
financial management and payroll; and testing applications including test generation, teacher-created tests and norm-referenced and criterion-referenced testing. NCS also provides scanning and computer processing services for the large volume, complex processing needs of major test publishers, state education agencies, the federal government and local school districts.

    In the business marketplace, the Company's products and services are directed to sales/marketing applications including sales/order entry and customer satisfaction surveys; operations applications including quality measurement and inventory analysis; administrative applications including billing, collections and payroll; health care administration including the gathering of individual patient information; human resource applications including applicant tracking, benefits enrollment and employee evaluation; aptitude, vocational interest and organizational assessment testing; and surveys or ballots.

    The Company provides the financial services marketplace with computer-based systems including proprietary software products and services for automated asset management systems for trust asset management in personal trust, corporate trust, private banking and employee benefits accounting.

    NCS operates two business segments: (1) Optical Scanning Products, Services and Related Software and (2) Financial Systems. See Note 10 -- Business Segment Data of Notes to Consolidated Financial Statements included in the Annual Report to Stockholders for the year ended January 31, 1994, incorporated herein by reference.

    The Company's headquarters are located at 11000 Prairie Lakes Drive, Eden Prairie, Minnesota 55344, telephone 612/829-3000.

OPTICAL SCANNING PRODUCTS, SERVICES AND RELATED SOFTWARE

SCANNING SYSTEMS

    NCS manufactures optical mark reading (OMR) scanners which can read data from specially designed forms printed by the Company with specifically formulated inks. Computing capability is built into most scanners. Scanners usually incorporate or interface directly with software developed by the Company.

    Optical scanning equipment is most effective for applications where highest accuracy, precise response definition and cost effective data capture is required. Such applications include multiple choice tests; employee and benefits administration; quality measurement and customer satisfaction surveys; customer order entry; market research and field sales reporting; and personality assessment or psychological diagnostic information.

    The Company's major lines of scanning hardware include scanners marketed as Sentry-R- and OpScan-R- products. Recently, new low-cost scanners were introduced to expand the Company's line of scanning products. These lines of scanners provide a wide range of capabilities to meet the needs of all customers. The optical scanning systems utilize a proprietary mark discrimination system to distinguish valid marks, thus providing a very high degree of accuracy in processing responses. To enhance the usefulness of the OpScan line, optional features offered include bar code reading capability, a transport printer to print alphanumeric messages on scanned documents, optional read formats and upgraded computer capability options.

    NCS markets the Precept-R- image-based data collection system which represents an extension of the Company's optical mark reading technology. When attached to a workstation computer and using sophisticated software, these scanners allow customers to efficiently and accurately collect and interpret the widest possible range of information from a printed form including printed and handwritten data.

SCANNING AND APPLICATION SOFTWARE

    NCS offers a number of standard software programs for use with NCS systems. Application software is an important component in the Company's marketing of its scanning products and services. A principal strategy of the Company in servicing the education marketplace is to concentrate on those systems that facilitate accountability in school administration and in the measurement of student progress. The Company offers standard integrated software systems in lieu of custom design and programming work performed by the customers. This has resulted in the introduction and marketing of new and enhanced software products. The MicroCIMS-TM- product, an advanced student management software system, is in the initial distribution stage following product release.

    Software products include software to assist educators in student management including such applications as grade reporting, attendance gathering and scheduling, as well as financial management; software for obtaining information about student performance and for analyzing and reporting test results and student progress; software to enable users to easily develop new scanning applications; software to assist scanner users with data entry to statistical analysis or data base management systems and other software applications packages; software packages to statistically analyze survey or assessment data and produce a wide range of reports designed to meet a variety of reporting requirements; and software for healthcare administration.

SCANNABLE FORMS

    The design, manufacture and sale of scannable forms, including multiple-page booklets, represents an important contribution to the Company's revenues and operating income. A variety of custom forms are produced that are tailored to meet specific customer needs. In addition, standardized forms are increasingly used, especially with microcomputer-based scanners, in such standard applications as testing, attendance, scheduling and student evaluation at the classroom level or customer surveys or market research in the business setting.

    The Company believes that the use of a properly designed and printed form is an essential element in assuring that a scanning system performs with greatest accuracy and optimum capability. In order to assure a high degree of consistency, reliability and accuracy, NCS has emphasized the use of its forms with its equipment.

    The Company prints its forms to exacting specifications. TransOptic-R- paper is used to permit Sentry scanners to read both sides of the form at the same time. Special inks are used in printing all forms.

MEASUREMENT AND DATA SERVICES

    NCS markets scanning and computer processing services to major test publishers, state education agencies, the federal government and local school districts. For these customers, NCS develops and executes projects including planning, document design, distribution logistics, data collection, editing, analysis and final reporting.

    Examples of high volume processing services include test scoring for major test publishers, educational assessment testing for states and information processing for the federal government such as processing student financial aid information for the U.S. Department of Education.

ASSESSMENT AND SURVEY SERVICES

    The Company publishes and distributes tests and provides scoring services and equipment for the professional counseling market; for industrial and clinical psychologists, psychiatrists and human resource professionals; and educators. These tests and services include personality assessment and psychological diagnostic testing, career development, guidance counseling and human resource organizational assessments.

    NCS provides specialized survey and scannable information processing services to selected industries in the commercial marketplace. In addition to scoring, analyzing and reporting survey results, the Company assists customers in designing survey instruments, conducting surveys and interpreting survey results.

FINANCIAL SYSTEMS

    NCS develops, sells and supports systems for asset and investment management reporting and record keeping for bank trust departments and other organizations with trust powers. Applications include personal trust, corporate trust and employee benefits. These systems utilize proprietary software developed by NCS and licensed for periods of five years or more as well as hardware manufactured by others. Each system is designed to address the unique needs of customers. NCS supports these installations with customer response centers, trust consultants, system conversion specialists and training staffs.

    For corporate trust customers and personal trust departments of smaller banks the Company offers outsourcing and computer processing services from its service bureau facility. For the personal trust market, the Company provides trust accounting systems to small to medium sized banks through its Trustware-R-Series 7 product line and to larger banks through the Trustware Series 11 product line. Management of debt securities is provided by the Company's BondMaster-R- software system or CertMaster-R- software for complex debt instruments. These offerings are enhanced with the addition of an optical disk-based system for data storage.

    The ULTRUST-R- system, an advanced trust accounting system for money center, super-regional and large international banks, was discontinued during the fourth quarter of fiscal 1993. See Note 2 -- Restructuring Charge of Notes to Consolidated Financial Statements included in the Annual Report to Stockholders for the year ended January 31, 1994, incorporated herein by reference.

    NCS provides software support service by periodically issuing software program revisions to improve systems performance and to accommodate changes in the tax law and other regulatory changes. The Company also periodically releases new software applications which it licenses to its customers.

MARKETING

    NCS markets its information systems hardware and software and scanning and computer processing services directly through sales employees located throughout the United States, who direct their efforts to either the education or business marketplace. Outside the United States, the Company's systems and associated products and services are sold through sales employees, distributors or independent sales agents. NCS markets its financial systems through a separate staff of sales employees. The Company's published tests and test scoring services are marketed principally in the United States through telemarketing, direct mail, professional journal advertising and professional trade convention attendance and elsewhere through distributors. Each of the Company's sales organizations is supported by marketing and sales support personnel.

SOFTWARE SUPPORT, TECHNICAL SUPPORT AND MAINTENANCE

    Software support is provided on a contractual basis to customers licensing application software systems. NCS assists customers with installation, training, hardware or software upgrades and development of specific customer application software on a fee for service basis.

    The Company offers technical support and hardware maintenance to customers purchasing or leasing its equipment either on a contractual basis or through its national network of field engineers. NCS emphasizes prompt, reliable service and close customer relationships. Technical and maintenance support may include labor, parts, operational training and, where applicable, programming of the equipment and design of forms. Substantially all customer leased or purchased equipment manufactured by NCS is maintained by Company personnel.

DEVELOPMENT OF PRODUCTS AND SERVICES

    The Company's development efforts are directed toward new product development and enhancements to existing products. During the fiscal years ended January 31, 1994, 1993 and 1992, the Company spent, including certain capitalized software development costs, approximately $22.0 million, $17.3 million and $17.7 million, respectively, principally on software product development (primarily focused on application software) and scanning software and equipment development.

MANUFACTURING

    The Company assembles its scanning equipment from electronic components, metal stampings, molded plastic parts and mechanical sub-assemblies. These parts are generally available from multiple sources. The Company assembles most of the scanning systems equipment at its Eagan, Minnesota facility. Computer hardware, other than scanning equipment, is purchased from other manufacturers.

    Scannable forms are produced at NCS' printing plants in Columbia, Pennsylvania; Owatonna, Minnesota; and Rotherham, South Yorkshire, England. The ink and paper used in forms production are produced to the Company's specifications by a limited number of suppliers. Although the Company has no long-term supply contracts with either its paper or ink suppliers, the Company has had long-term relationships with such suppliers and believes that these relationships are good.

COMPETITION

    Competition in the information management industry is intense. Optical scanning is only one of numerous data input methods. The Company has attempted to develop education, business and assessment markets where scanning technology has advantages over other data entry technologies. NCS scanning systems incorporate optical scanning equipment, computer hardware and proprietary software which are marketed and sold as turn-key systems.

    In addition to the functional competition provided by alternative methods of data capture, including on-line terminal keyboards and optical character readers, other scanning vendors supply products that compete with those of the Company.

    The Company's scannable forms compete with those produced by commercial and specialized forms printers in various localities throughout the United States. Principal competitive factors in the scannable forms printing industry are product quality, service and price.

    NCS' data processing, test publishing and computer processing services compete with several test publishers and data processing service bureaus. The Company's customer support maintenance organization competes with service provided by manufacturers, other national service companies and local providers of maintenance services.

    NCS' financial systems compete with systems developed by users, service bureaus and other direct competitors offering asset management accounting systems. The Company believes that it is one of the leading suppliers of systems to bank trust departments.

PATENTS, TRADEMARKS AND LICENSES

    The Company holds certain patents, registered and unregistered trademarks, and copyrights. The Company also has license rights to a number of patents, trademarks, copyrights and manufacturing processes and materials. Included among these licenses are agreements with publishers of various copyrighted psychological, aptitude and achievement tests to distribute these tests, to print and sell answer sheets for such tests, and to score such tests. Payment of royalties is usually based upon the volume of tests distributed, answer sheets sold, and tests scored. NCS believes that its business is not dependent upon any one individual patent, trademark, copyright or license right or group thereof.

    "Trans-Optic", "Sentry", "Trustware", "ULTRUST", "BondMaster", "CertMaster", "OpScan" and "Precept" appearing herein are registered trademarks of National Computer Systems, Inc.

EMPLOYEES

    As of February 28, 1994, the Company employed approximately 2,700 full-time employees. None of the Company's employees are subject to a collective bargaining agreement, and the Company believes that its employee relations are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The names, ages and positions of all of the executive officers of the Company as of February 28, 1994 are listed below along with their business experience during the past five years.

         NAME               AGE                    POSITION
- -----------------------     ---     ---------------------------------------
Charles W. Oswald           66      Chairman of the Board and Chief
                                     Executive Officer
David C. Malmberg           51      Vice Chairman of the Board
Robert C. Bowen             52      Senior Vice President
Norman A. Cocke             48      Senior Vice President and Chief
                                     Financial Officer
John W. Fenton, Jr.         53      Secretary-Treasurer
Donald J. Gibson            63      Senior Vice President
Richard L. Poss             48      Vice President
David W. Smith              49      Vice President
Jeffrey W. Taylor           40      Vice President and Corporate Controller
Adrienne T. Tietz           47      Vice President
Arthur E. Weisberg          68      Senior Staff Officer

    Mr. Oswald has been Chairman of the Board and Chief Executive Officer of NCS for more than five years.

    Mr. Malmberg has been Vice Chairman of the Board since August, 1992 and prior to that was President and Chief Operating Officer of NCS for more than five years.

    Mr. Bowen has been a Senior Vice President of NCS since November 1989 and a Vice President of NCS since August 1989. From June 1988 to July 1989 he was President of Science Research Associates, Inc. (publishing/communications).

    Mr. Cocke has been Senior Vice President and Chief Financial Officer of NCS since March 1992. From March 1987 to November 1991 he was Vice President, Finance and Administration of the United States Group of AT&T Global Information Solutions (formerly NCR Corporation) (information processing systems).

    Mr. Fenton has been Secretary-Treasurer of NCS for more than five years.

    Mr. Gibson has been a Senior Vice President of NCS since November 1989 and prior to that was a Vice President for more than five years.

    Mr. Poss has been a Vice President of NCS for more than five years.

    Mr. Smith has been a Vice President of NCS for more than five years.

    Mr. Taylor has been Vice President and Corporate Controller of NCS for more than five years.

    Ms. Tietz has been a Vice President of NCS since November 1989. From March 1989 to October 1989 she was Director of Strategic Planning for NCS.

    Mr. Weisberg has been a Senior Staff Officer of NCS since May 1989 and prior to that was a lawyer with the law firm of Dorsey & Whitney for more than five years.

    Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

ITEM 2.  PROPERTIES

    The Company's principal facilities are as follows:

                               SQUARE
          LOCATION             FOOTAGE                               GENERAL PURPOSE
- ----------------------------  ---------  ------------------------------------------------------------------------
Eden Prairie, MN                 76,000  Executive general offices; education and international general offices, sales and marketing
Mesa, AZ                         22,000  Education software product development and support
Iowa City, IA (1)               168,000  Assessment test processing and data processing services general offices and operations
Minnetonka, MN (1)               54,000  Test publishing and scoring general offices and operations
Eagan, MN (1)                   109,000  Scanner hardware development and manufacturing; customer support services general offices and operations; and forms general offices
Edina, MN (1)                   101,000  Business systems and services general offices, sales and marketing;
                                          scanner software development
Owatonna, MN (1)                128,000  Forms design and production
Columbia, PA (1)                121,000  Forms design and production
Rotherham, South Yorkshire,      34,000  Forms design and production
 England (1)
Huntsville, AL                   15,000  Financial systems software development
Atlanta, GA                      16,000  Financial systems sales offices with support and training
Cambridge, MA                    33,000  Financial systems software development, sales, support and training offices
Wayne, PA                        27,000  Corporate trust general offices and operations

- ------------------------
(1)  Denotes NCS owned facility.

    The Company believes that its facilities are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to nor is its property subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of the year ended January 31, 1994 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    "Quarterly Market Data" included in the Annual Report to Stockholders for the year ended January 31, 1994 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    "Five-Year Financial Data" included in the Annual Report to Stockholders for the year ended January 31, 1994 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in the Annual Report to Stockholders for the year ended January 31, 1994 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements and supplementary data of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended January 31, 1994, are incorporated herein by reference:

    Consolidated Balance Sheets -- January 31, 1994 and 1993

    Consolidated Statements of Income -- Years ended January 31, 1994, 1993 and 1992

    Consolidated Statements of Changes in Stockholders' Equity --Years ended January 31, 1994, 1993 and 1992

    Consolidated Statements of Cash Flows -- Years ended January 31, 1994, 1993 and 1992

    Notes to Consolidated Financial Statements -- January 31, 1994

    Report of Independent Auditors dated March 16, 1994

    "Quarterly Results of Operations (Unaudited)"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    "Election of Directors" included in the Company's definitive proxy statement dated April 20, 1994 and "Executive Officers of the Registrant" in Part I of this report are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    "Summary Compensation Table" and "Stock Options" included in the Company's definitive proxy statement dated April 20, 1994 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    "Election of Directors" and "Ownership of NCS Common Stock by Certain Beneficial Owners and Executive Officers" included in the Company's definitive proxy statement dated April 20, 1994 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained in footnote 7 to the "Summary Compensation Table" included under the caption "Executive Compensation" in the Company's definitive proxy statement dated April 20, 1994 is incorporated herein by reference.

    The information contained in the third and sixth paragraphs which follow the footnotes to the table set forth under the caption "Election of Directors" in the Company's definitive proxy statement dated April 20, 1994 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) List of Financial Statements and Financial Statement Schedules

    (1) The following consolidated financial statements of National Computer Systems, Inc. and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended January 31, 1994, are incorporated by reference in Item 8:

        Consolidated Balance Sheets -- January 31, 1994 and 1993

        Consolidated Statements of Income -- Years ended January 31, 1994, 1993 and 1992

        Consolidated Statements of Changes in Stockholders' Equity -- Years ended January 31, 1994, 1993 and 1992

        Consolidated Statements of Cash Flows -- Years ended January 31, 1994, 1993 and 1992

        Notes to Consolidated Financial Statements -- January 31, 1994

        Report of Independent Auditors dated March 16, 1994.

    (2) The following consolidated financial statement schedules of National Computer Systems, Inc. and subsidiaries are included in Item 14(d):

        Schedule II -- Amounts receivable from related parties and underwriters, promoters, and employees other than related parties

        Schedule V -- Property, plant and equipment

        Schedule VI -- Accumulated depreciation, depletion and amortization of property, plant and equipment

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (3) -- Listing of Exhibits:

 EXHIBIT
- ---------
    3A        --      Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3 to the NCS Form 10-Q for the quarter ended April 30, 1987.
    3B        --      By-Laws, as amended, are incorporated herein by reference to Exhibit 3(b) to the NCS Form 10-Q for the quarter ended July 31, 1985.
    4A        --      Instruments with respect to long-term debt where the total debt authorized thereunder does not exceed 10% of the consolidated total assets of the registrant are not being filed; the registrant will furnish a copy of any such instrument to the Commission upon request.
    4B        --      Rights Agreement dated as of June 23, 1987 between NCS and Norwest Bank Minnesota, N.A. (including the form of Right Certificate attached as Exhibit B thereto) is incorporated herein by reference to Exhibit 4.1 to the NCS Form 8-K -- reporting date: June 23, 1987.
    4C        --      Amended and Restated Credit Agreement dated as of July 31, 1991 between NCS and First Bank National
                       Association, as agent, and as further amended by the First Amendment thereto dated as of January
                       25, 1994.
  *10A        --      NCS 1982 Employee Stock Option Plan is incorporated herein by reference to Exhibit 28 to Form S-8
                       Registration Statement and Exhibit 28 to Post Effective Amendment No. 1 to Form S-8 Registration
                       Statement No. 2-80386.
  *10B        --      NCS 1984 Employee Stock Option Plan is incorporated herein by reference to Exhibit 10 to the
                       Company's Form 10-Q for the quarter ended July 31, 1984.

 EXHIBIT
- ---------
  *10C        --      NCS 1986 Employee Stock Option Plan is incorporated herein by reference to Exhibit 10D to the
                       Company's Form 10-K for the fiscal year ended January 31, 1986.
  *10D        --      NCS Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10F to the Company's Form 10-K for the fiscal year ended January 31, 1989.
  *10E        --      NCS 1990 Employee Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10F to the Company's Form 10-K for the fiscal year ended January 31, 1993.
  *10F        --      NCS 1990 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10H to the
                       Company's Form 10-K for the fiscal year ended January 31, 1990.
  *10G        --      NCS 1992 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10I to the
                       Company's Form 10-K for the fiscal year ended January 31, 1992.
  *10H        --      Description of Retirement Arrangements with David C. Malmberg is incorporated herein by reference to Exhibit 19 to the Company's Form 10-Q for the fiscal quarter ended October 31, 1992.
  *10I        --      NCS Corporate Management Incentive Plan -- 1993 is incorporated herein by reference to Exhibit 10J to the Company's Form 10-K for the fiscal year ended January 31, 1993.
  *10J        --      NCS Corporate Management Incentive Plan -- 1994.
  *10K        --      Agreement dated December 3, 1993 between NCS and Philip W. Arneson and Delores A. Arneson.
   11         --      Statement Re: Computation of Earnings Per Share.
   13         --      Portions of NCS' Annual Report to Stockholders for the fiscal year ended January 31, 1994.
   21         --      Significant Subsidiaries.
   23         --      Consent of Independent Auditors.
   24         --      Power of attorney authorizing J. W. Fenton, Jr. to sign the NCS Form 10-K for the year ended
                       January 31, 1994 on behalf of other officers and directors.

- ------------------------
* Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

        (b) Reports on Form 8-K

    In a report filed on Form 8-K dated January 5, 1994, the Company reported a fourth quarter fiscal 1993 charge for product discontinuance and restructuring. See Note 2 -- Restructuring Charge of Notes to Consolidated Financial Statements included in the Annual Report to Stockholders for the year ended January 31, 1994, incorporated herein by reference.

        (c) Exhibits

    The response to this portion of Item 14 is submitted as a separate section of this report.

        (d) Financial Statement Schedules

    The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL COMPUTER SYSTEMS, INC.

Dated: April 26, 1994                     By        /s/ J. W. FENTON, JR.

                                             -----------------------------------
                                                      J. W. Fenton, Jr.
                                                     SECRETARY-TREASURER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By        CHARLES W. OSWALD*        Chairman of the Board of
    ------------------------------   Directors
          Charles W. Oswald          (principal executive
                                     officer)
By        DAVID C. MALMBERG*
    ------------------------------  Director
          David C. Malmberg
By      DR. DAVID P. CAMPBELL*
    ------------------------------  Director
        Dr. David P. Campbell
By       WILLIAM W. CHORSKE*
    ------------------------------  Director
          William W. Chorske
By          DAVID C. COX*
    ------------------------------  Director
             David C. Cox
By        JEAN B. KEFFELER*
    ------------------------------  Director
           Jean B. Keffeler
By        STEPHEN G. SHANK*
    ------------------------------  Director
           Stephen G. Shank
By         JOHN E. STEURI*
    ------------------------------  Director
            John E. Steuri
By       JEFFREY E. STIEFLER*
    ------------------------------  Director
         Jeffrey E. Stiefler
By         JOHN W. VESSEY*
    ------------------------------  Director
            John W. Vessey

By       ROBERT F. ZICARELLI*
    ------------------------------  Director
         Robert F. Zicarelli
By         NORMAN A. COCKE*         Senior Vice President and
    ------------------------------   Chief Financial Officer
           Norman A. Cocke           (principal financial
                                     officer)
By        JEFFREY W. TAYLOR*        Vice President and
    ------------------------------   Controller (principal
          Jeffrey W. Taylor          accounting officer)

* Executed on behalf of the indicated officers and directors of the registrant by J. W. Fenton, Jr., Secretary-Treasurer, duly appointed attorney-in-fact.

       /s/ J. W. FENTON, JR.
- -----------------------------------  Dated: April 26, 1994
        (ATTORNEY-IN-FACT)

                                   FORM 10-K
                        NATIONAL COMPUTER SYSTEMS, INC.
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1994

                                    INDEX TO
                        CONSOLIDATED FINANCIAL SCHEDULES

SCHEDULE
 NUMBER
- ---------
   II      -- Amounts receivable from related parties and underwriters, promoters, and employees other than related parties
    V      -- Property, plant and equipment
   VI      -- Accumulated depreciation, depletion and amortization of property, plant and equipment

All other schedules have been omitted because they are not required or are inapplicable.

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                        NATIONAL COMPUTER SYSTEMS, INC.

                                                              COL. D
                                                                                     COL. E
                                  COL. B                    DEDUCTIONS
                                  BALANCE              --------------------    BALANCE AT END OF
                                    AT                             AMOUNTS           PERIOD
            COL. A               BEGINNING   COL. C     AMOUNTS    WRITTEN   ----------------------
NAME OF DEBTOR                   OF PERIOD  ADDITIONS  COLLECTED     OFF      CURRENT   NOT CURRENT
- -------------------------------  ---------  ---------  ---------  ---------  ---------  -----------
Year Ended January 31, 1994:
  Philip W. Arneson (A)........  $ 373,646  $ 121,354  $  -0-     $ 295,000  $ 200,000   $  -0-
Year Ended January 31, 1993:
  Philip W. Arneson............  $ 173,646  $ 200,000  $  -0-     $  -0-     $ 373,646   $  -0-
Year Ended January 31, 1992:
  Philip W. Arneson............  $  -0-     $ 225,000  $  51,354  $  -0-     $ 173,646   $  -0-

- ------------------------
(A)   Mr.  Arneson  ceased  being a  Senior  Vice President  and  President, NCS
      Financial on August 4, 1993. On June 29, 1992, Mr. Arneson filed a petition under Chapter 7 of the Federal Bankruptcy Code and, on October 14, 1992, a notice of discharge was issued. On October 7, 1992, Mr. Arneson entered into an agreement with NCS reaffirming his obligation to repay the loans obtained from NCS. The loans have been restructured and collection of a portion of the loans has been permanently forgiven. All after-tax amounts from gains realized on the sale of NCS Common Stock plus certain other contractual amounts from NCS, if payable, will be applied to the loan balance or forgiven amounts. The loans bear an interest rate of 1% over the prime rate and are secured by mortgages on Mr. Arneson's home and an assignment of life insurance proceeds.

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                        NATIONAL COMPUTER SYSTEMS, INC.

                                      COL. B                                  COL. E
                                      BALANCE                                  OTHER       COL. F
                                        AT       COL. C                     CHANGES-ADD    BALANCE
              COL. A                 BEGINNING  ADDITIONS      COL. D        (DEDUCT)-    AT END OF
CLASSIFICATION                       OF PERIOD   AT COST    RETIREMENTS    DESCRIBE (A)    PERIOD
- -----------------------------------  ---------  ---------  --------------  -------------  ---------
                                                           (IN THOUSANDS)
Year Ended January 31, 1994:
  Land.............................  $   3,270  $   1,026  $    --         $         2    $   4,298
  Building and improvements........     28,165      4,901            209            99       32,956
  Machinery and equipment..........     82,443     14,832          7,878          (447  )    88,950
  Equipment held for lease.........      9,012      1,176          1,950           (33  )     8,205
  Rotable service parts............     12,667      1,917          4,663         1,164       11,085
                                     ---------  ---------  --------------  -------------  ---------
                                     $ 135,557  $  23,852  $      14,700   $       785    $ 145,494
                                     ---------  ---------  --------------  -------------  ---------
                                     ---------  ---------  --------------  -------------  ---------
Year Ended January 31, 1993:
  Land.............................  $   3,565  $  --      $         295   $   --         $   3,270
  Building and improvements........     28,513        482            889            59       28,165
  Machinery and equipment..........     72,755     11,643          3,481         1,526       82,443
  Equipment held for lease.........      9,869        769          1,777           151        9,012
  Rotable service parts............     15,218      1,490          4,917           876       12,667
                                     ---------  ---------  --------------  -------------  ---------
                                     $ 129,920  $  14,384  $      11,359   $     2,612    $ 135,557
                                     ---------  ---------  --------------  -------------  ---------
                                     ---------  ---------  --------------  -------------  ---------
Year Ended January 31, 1992:
  Land.............................  $   3,551  $  --      $    --         $        14    $   3,565
  Building and improvements........     29,127      1,216            399        (1,431  )    28,513
  Machinery and equipment..........     70,809      6,666          6,873         2,153       72,755
  Equipment held for lease.........     11,035      1,422          2,581            (7  )     9,869
  Rotable service parts............     19,461      2,153          6,396       --            15,218
                                     ---------  ---------  --------------  -------------  ---------
                                     $ 133,983  $  11,457  $      16,249   $       729    $ 129,920
                                     ---------  ---------  --------------  -------------  ---------
                                     ---------  ---------  --------------  -------------  ---------

- ------------------------
(A) Includes equipment and rotable service parts obtained through acquisition, translation adjustment of property, plant and equipment held by NCS foreign subsidiaries and transfers from other balance sheet captions.

      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                        NATIONAL COMPUTER SYSTEMS, INC.

                                                   COL. C                      COL. E
                                     COL. B       ADDITIONS                     OTHER        COL. F
                                   BALANCE AT    CHARGED TO                  CHANGES-ADD   BALANCE AT
             COL. A                 BEGINNING     COSTS AND      COL. D       (DEDUCT)-      END OF
DESCRIPTION                         OF PERIOD   EXPENSES (A)   RETIREMENTS  DESCRIBE (B)     PERIOD
- ---------------------------------  -----------  -------------  -----------  -------------  -----------
Year Ended January 31, 1994:
  Building and improvements......   $   6,736     $   1,113     $     118     $  --         $   7,731
  Machinery and equipment........      54,484         9,655         7,676           (20)       56,443
  Equipment held for lease.......       7,141         1,040         1,265            (7)        6,909
  Rotable service parts..........       5,063         4,481         4,629           (10)        4,905
                                   -----------  -------------  -----------  -------------  -----------
                                    $  73,424     $  16,289     $  13,688     $     (37)    $  75,988
                                   -----------  -------------  -----------  -------------  -----------
                                   -----------  -------------  -----------  -------------  -----------
Year Ended January 31, 1993:
  Building and improvements......   $   6,625     $     967     $     856     $  --         $   6,736
  Machinery and equipment........      46,028        10,190         3,306         1,572        54,484
  Equipment held for lease.......       6,927         1,020           950           144         7,141
  Rotable service parts..........       3,431         6,249         4,917           300         5,063
                                   -----------  -------------  -----------  -------------  -----------
                                    $  63,011     $  18,426     $  10,029     $   2,016     $  73,424
                                   -----------  -------------  -----------  -------------  -----------
                                   -----------  -------------  -----------  -------------  -----------
Year Ended January 31, 1992:
  Building and improvements......   $   5,897     $   1,002     $     274     $  --         $   6,625
  Machinery and equipment........      42,169         9,232         5,373        --            46,028
  Equipment held for lease.......       7,516         1,395         1,984        --             6,927
  Rotable service parts..........       3,598         6,229         6,396        --             3,431
                                   -----------  -------------  -----------  -------------  -----------
                                    $  59,180     $  17,858     $  14,027     $  -0-        $  63,011
                                   -----------  -------------  -----------  -------------  -----------
                                   -----------  -------------  -----------  -------------  -----------

- ------------------------
(A) Depreciation has been computed based on estimated useful lives of the assets as follows:

                                                       YEARS
                                                     ---------
Plant and equipment:
  Building and improvements........................   5 to 40
  Machinery and equipment..........................   3 to 20
  Equipment held for lease.........................   2 to 5
  Rotable service parts............................   1 to 7

(B) Includes translation adjustment of accumulated depreciation of property, plant and equipment held by NCS foreign subsidiaries and transfers from other balance sheet captions.

                                   FORM 10-K
                        NATIONAL COMPUTER SYSTEMS, INC.
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1994

                                 EXHIBIT INDEX

 EXHIBIT
- ---------
    4C     Amended and Restated Credit Agreement dated as of July 31, 1991 between NCS and First Bank National
            Association, as agent, and as further amended by the First Amendment dated as of January 25, 1994.
   10J     NCS Corporate Management Incentive Plan -- 1994.
   10K     Agreement dated December 3, 1993 between NCS and Philip W. Arneson and Delores A. Arneson.
   11      Statement Re: Computation of Earnings per Share.
   13      Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 1994.
   21      Significant Subsidiaries.
   23      Consent of Independent Auditors.
   24      Power of attorney authorizing a certain person to sign the NCS Form 10-K for the year ended January 31,
            1994 on behalf of other officers and directors.