Form 10-Q
period 1994-04-30
NATIONAL COMPUTER SYSTEMS INC
filed 1994-06-09
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                         FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 1994

Commission File Number: 0-3713


                 NATIONAL COMPUTER SYSTEMS, INC.
- -----------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Minnesota                            41-0850527
- -------------------------------           --------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification Number)


       11000 Prairie Lakes Drive
        Eden Prairie, Minnesota                   55344
- ----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code: (612)829-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

      The number of shares of common stock, par value $.03 per share,outstanding on May 31, 1994, was 14,970,208.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                Three Months
                                               Ended April 30,
                                             -----------------
                                             1994         1993
                                             ----         ----
                                           (In thousands, except
                                             per share amounts)

REVENUES
  Net sales                                 $52,969     $50,641
  Maintenance and support                    15,781      17,873
                                            -------     -------
    Total revenues                           68,750      68,514

COST OF REVENUES
  Cost of sales                              30,122      28,178
  Cost of maintenance and support            11,547      13,547
                                            -------     -------
    Gross margin                             27,081      26,789

OPERATING EXPENSES
  Sales and marketing                        11,380      11,528
  Research and development                    2,922       2,412
  General and administrative                  8,988       9,698
                                            -------     -------
INCOME FROM OPERATIONS                        3,791       3,151

  Interest expense                              729         554
  Other (income), net                          (128)       (197)
                                            -------     -------
INCOME BEFORE INCOME TAXES                    3,190       2,794

  Income tax provision                        1,240       1,062
                                            -------     -------
NET INCOME                                  $ 1,950     $ 1,732
                                            =======     =======

NET INCOME PER SHARE                        $   .13     $   .11

AVERAGE SHARES OUTSTANDING                   15,062      15,954


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

                                         April 30,    January 31,
                                            1994          1994
                                         ---------    -----------
                                              (In thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $    603     $  1,724

  Receivables:
    Trade                                   63,495       70,100
    Other                                    1,975        5,328
                                          --------     --------
      Total receivables                     65,470       75,428

  Inventories:
    Finished products                        6,061        6,348
    Scoring services and work in process     9,142        6,117
    Raw materials and purchased parts        4,566        4,905
                                          --------     --------
      Total inventories                     19,769       17,370

  Prepaid expenses and other                 8,494        9,198
                                          --------     --------
                    TOTAL CURRENT ASSETS    94,336      103,720

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements          38,811       37,254
  Machinery and equipment                   90,770       88,950
  Rotable service parts                     10,901       11,085
  Equipment held for lease                   8,014        8,205
  Accumulated depreciation                 (77,946)     (75,988)
                                          --------     --------
    Net property, plant and equipment       70,550       69,506

OTHER ASSETS
  Acquired and internally developed
    software products                       20,674       20,092
  Non-current receivables, investments
    and other assets                        21,885       21,896
  Goodwill                                   4,699        4,959
                                          --------     --------
    Total other assets                      47,258       46,947
                                          --------     --------
                    TOTAL ASSETS          $212,144     $220,173
                                          ========     ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

                                           April 30,  January 31,
                                             1994       1994
                                           ---------  -----------
                                             (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt     $  2,172     $  2,677
  Accounts payable                           14,076       18,777
  Accrued expenses                           23,931       27,093
  Deferred income                            18,388       18,956
  Income taxes                                  551            -
                                           --------     --------
               TOTAL CURRENT LIABILITIES     59,118       67,503

DEFERRED INCOME TAXES                         7,849        7,849

LONG-TERM DEBT -- less current maturities    44,354       44,674

COMMITMENTS                                       -            -

STOCKHOLDERS' EQUITY
  Preferred stock                                 -            -
  Common stock--issued and outstanding -
    14,969 and 14,983 shares,
    respectively                                449          449
  Paid-in capital                                79            -
  Retained earnings                         107,321      106,771
  Deferred compensation                      (7,026)      (7,073)
                                           --------     --------
    Total stockholders' equity              100,823      100,147
                                           --------     --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $212,144     $220,173
                                           ========     ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                               Three Months Ended
                                                   April 30,
                                               ------------------
                                               1994       1993
                                             ------       -----
                                               (In thousands)

OPERATING ACTIVITIES
  Net income                                   $ 1,950   $ 1,732
  Depreciation, amortization and other
    noncash expenses                             5,698     6,428
  Changes in operating assets and liabilities:
    Decrease in accounts receivable             10,144     2,543
    Increase in inventory and other
      current assets                            (1,695)   (1,352)
    Decrease in accounts payable and
      accrued expenses                          (7,312)   (7,628)
    Decrease in deferred income                   (568)   (3,507)
                                               -------   -------
      Net cash provided (used) by
        operating activities                     8,217    (1,784)
                                               -------   -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment    (4,865)   (4,067)
  Capitalized software products                 (1,548)   (1,920)
  Other - net                                     (828)       96
                                               -------   -------
      Net cash used in investing activities     (7,241)   (5,891)
                                               -------   -------
FINANCING ACTIVITIES
  Net increase (decrease) in revolving
    credit borrowing                            (1,000)    2,400
  Net proceeds of other borrowings                 175       152
  Issuance (repurchase) of common stock, net        79    (3,273)
  Dividends paid                                (1,351)   (1,431)
                                               -------    -------


      Net cash used in financing activities     (2,097)   (2,152)
                                               -------   -------
      Decrease in cash and cash equivalents     (1,121)   (9,827)

CASH AND CASH EQUIVALENTS - beginning of period  1,724    10,767
                                               -------   -------

CASH AND CASH EQUIVALENTS - end of period      $   603   $   940
                                               =======   =======


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended April 30, 1994, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1995.

Note B - Earnings per share for the respective operating periods are computed based on average shares outstanding and common stock equivalents.

Note C - The Company has 10,000,000 shares of $.01 par value
Preferred Stock authorized of which none is outstanding.
50,000,000 shares of $.03 par value Common Stock are authorized.
Common stock purchases during the quarter ended October 31, 1993, reduced the paid-in capital balance to zero.


Item 2.   Management's Discussion and Analysis of Results of
Operations and Financial Condition


National Computer Systems, Inc. is an information services company serving the business, education, assessment and financial markets. The Company's 1993 Annual Report contains a description of its activities in each of its four primary business units:
Technology, Education,  Assessments, and Financial.

Recap of 1994 First Quarter Results

The first fiscal quarter is traditionally the Company's seasonally lowest quarter in both revenues and net income. Total revenues increased modestly over first quarter of fiscal 1993. However, an improved overall gross margin percentage and lower operating expenses resulted in an increase in income from operations of $.6 million or 20%. This first quarter operating income improvement is a net result of four significant factors:
(1) the discontinuation of Ultrust contributed to a significant improvement in the first quarter results of NCS Financial, (2) significantly improved performance at the Company's Iowa City service center within NCS Education, offset by (3) lower operating income from international business within NCS Technology, due to a significant one-time international scanning systems order in the first quarter of the prior year, and (4) increased research and development expenses for scanning hardware and related software.

With interest expense slightly higher in the first quarter of 1994 than in the same period of 1993, the Company's first quarter net income was $2.0 million ($.13 per share) in 1994, a 13% increase over the prior year. A more detailed discussion of the various income statement items follows.

Revenues by Primary Business

Total revenues for the quarter ended April 30, 1994, were up slightly to $68.8 million from $68.5 million in the prior year. Total first-quarter revenues in the Company's four major business units compared to the prior year's first quarter were as follows:

                     Technology      - 13%
                     Education       + 15%
                     Assessments     - 11%
                     Financial       +  4%

Total revenues for Technology were down principally due to lower sales of scanning systems internationally. In addition, Technology revenues were negatively impacted by lower third-party maintenance revenues. Total revenues for Education were up primarily due to significantly higher volumes of student financial aid processing at the Company's Iowa City service center. Assessments revenue declined by 11% as a result of a lower volume of clinical assessment revenues. Software licensing revenues increased in the Financial business resulting in a 4% increase in revenues over the prior year. These revenue changes for the period ended April 30, 1994, are not necessarily indicative of the revenue changes expected for the entire fiscal year ended January 31, 1995.

Cost of Revenues and Gross Margins

For the quarter ended April 30, 1994, the Company's overall gross margin was up slightly to 39.4% from 39.1% for the same period in the prior year. The gross margin on net sales revenue, declined by 1.2 percentage points from the same period in fiscal 1993. Higher processing margins in Education's Iowa City service center were offset by lower margins in Technology, primarily due to lower levels of international hardware sales. Gross margins on maintenance and support revenues improved by 2.6 percentage points in the first quarter as compared to the prior year first quarter principally due to improved hardware maintenance margins in Technology.

Operating Expenses

Sales and marketing expenses declined modestly in the quarter ended April 30, 1994, from the comparable prior year quarter. In fiscal 1994, these expenses should continue to be below prior year levels, as efforts continue to control them to fully productive levels.

Research and development costs increased by $.5 million in the quarter ended April 30, 1994, over the year earlier quarter. The increase came principally in Technology and was related to enhancement of scanning hardware and related software. These expenses are likely to continue at levels higher than the previous year.

General and administrative expenses decreased by $.7 million or 7.3% in the first quarter from the prior year first quarter, resulting from lower expense levels in all the primary businesses. This favorable comparison to the prior year should continue throughout fiscal 1994.

Non-operating Expenses

Interest expense for the quarter ended April 30, 1994, was up $.2 million as a result of higher aggregate day-to-day borrowing levels as compared to the same period in the prior year. Other income, net, was essentially flat year to year.

Provision for Income Taxes

The effective income tax rate of 38.9% for the quarter ended April 30, 1994, was greater than the 38.0% effective rate for the first quarter of the prior year. This quarter-to-quarter increase in the effective income tax rate is due to a number of factors, including the result of new Federal tax legislation enacted in the third quarter of 1993.

Liquidity and Capital Resources

For the three-month period ended April 30, 1994, the Company generated $8.2 million of cash from operating activities. This compares favorably to the corresponding prior-year period, principally due to the improved collection of trade receivables in the first quarter of fiscal 1994. Cash from operations and cash on hand was principally used to fund $6.4 million of investment in property, plant and equipment and product software. In addition, the funds were used to reduce the Company's revolving credit borrowings by $1.0 million and pay cash dividends of $1.4 million. It is anticipated that the Company's revolving credit borrowings will increase over the remainder of fiscal 1994 to fund seasonal operating needs and increased investments in property, plant, and equipment over the prior year. Funds to be generated from operations and funds available from the Company's existing revolving credit facility are expected to be adequate to meet current cash requirements.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) The registrant held its Annual Meeting of Stockholders on May 26, 1994.

    (c) Briefly described below are the only matters voted on at the Annual Meeting and the number of votes with respect to each matter.


         (i)  Election of Board of Directors.


                                                     Withheld
                    Nominee              For         Authority
               -------------------    ----------     ---------
               Charles W. Oswald      13,121,621       256,395
               David P. Campbell      13,288,046        89,970
               David C. Cox           13,299,470        78,546
               Jean B. Keffeler       13,311,246        66,770
               Stephen G. Shank       13,308,567        69,449
               John E. Steuri         13,310,633        67,383
               Jeffrey E. Stiefler    13,312,584        65,432
               John W. Vessey         13,302,901        75,115

        (ii) Approval of the appointment of Ernst & Young as auditors for the year ending January 31, 1995.

              FOR              -     13,289,068
              AGAINST          -         60,556
              ABSTAIN          -         28,392
              BROKER NON-VOTE  -              0


Item 6.  Exhibits and Reports on Form 8K

    (b) There were no reports on Form 8-K filed for the three months ended April 30, 1994.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NATIONAL COMPUTER SYSTEMS, INC.



                                  /s/ Jeffrey W. Taylor
                                  ---------------------------
                                  Jeffrey W. Taylor
                                  Vice President and
                                    Chief Financial Officer


Dated:  June 9, 1994