Form 10-Q
period 1994-07-31
NATIONAL COMPUTER SYSTEMS INC
filed 1994-09-08
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                         FORM 10-Q




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 1994

Commission File Number: 0-3713


                 NATIONAL COMPUTER SYSTEMS, INC.
- - -----------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Minnesota                            41-0850527
- - -------------------------------           --------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification Number)


       11000 Prairie Lakes Drive
        Eden Prairie, Minnesota                   55344
- - ----------------------------------------        ----------
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

      The number of shares of common stock, par value $.03 per share,outstanding on August 31, 1994, was 15,284,918.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                Three Months
                                               Ended July 31,
                                             -----------------
                                             1994         1993
                                             ----         ----
                                           (In thousands, except
                                             per share amounts)

REVENUES
  Net sales                                 $63,699     $58,500
  Maintenance and support                    16,432      17,169
                                            -------     -------
    Total revenues                           80,131      75,669

COST OF REVENUES
  Cost of sales                              37,850      31,920
  Cost of maintenance and support            11,116      12,753
                                            -------     -------
    Gross margin                             31,165      30,996

OPERATING EXPENSES
  Sales and marketing                        10,438      11,848
  Research and development                    2,620       1,998
  General and administrative                  9,505       9,919
                                            -------     -------
INCOME FROM OPERATIONS                        8,602       7,231

  Interest expense                              821         418
  Other (income) expense, net                    31          (8)
                                            -------     -------
INCOME BEFORE INCOME TAXES                    7,750       6,821

  Income tax provision                        3,035       2,588
                                            -------     -------
NET INCOME                                  $ 4,715     $ 4,233
                                            =======     =======

NET INCOME PER SHARE                        $   .31     $   .27
AVERAGE SHARES OUTSTANDING                   15,074      15,792


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (unaudited)



                                                 Six Months
                                               Ended July 31,
                                             -----------------
                                             1994         1993
                                             ----         ----
                                           (In thousands, except
                                             per share amounts)

REVENUES
  Net sales                                $116,668    $109,141
  Maintenance and support                    32,213      35,042
                                           --------    --------
    Total revenues                          148,881     144,183

COST OF REVENUES
  Cost of sales                              67,972      60,098
  Cost of maintenance and support            22,663      26,300
                                           --------    --------
    Gross margin                             58,246      57,785

OPERATING EXPENSES
  Sales and marketing                        21,818      23,376
  Research and development                    5,542       4,410
  General and administrative                 18,493      19,617
                                           --------    --------
INCOME FROM OPERATIONS                       12,393      10,382

  Interest expense                            1,550         972
  Other (income) expense, net                   (97)       (205)
                                           --------    --------
INCOME BEFORE INCOME TAXES                   10,940       9,615

  Income tax provision                        4,275       3,650
                                           --------    --------
NET INCOME                                 $  6,665    $  5,965
                                           ========    ========

NET INCOME PER SHARE                       $    .44    $    .38

AVERAGE SHARES OUTSTANDING                   15,068      15,867


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS (unaudited)

                                          July 31,    January 31,
                                            1994          1994
                                         ---------    -----------
                                              (In thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $  1,243     $  1,724

  Receivables:
    Trade                                   72,130       70,100
    Other                                    1,347        5,328
                                          --------     --------
      Total receivables                     73,477       75,428

  Inventories:
    Finished products                        5,934        6,348
    Scoring services and work in process     8,568        6,117
    Raw materials and purchased parts        4,323        4,905
                                          --------     --------
      Total inventories                     18,825       17,370

  Prepaid expenses and other                 8,887        9,198
                                          --------     --------
                    TOTAL CURRENT ASSETS   102,432      103,720

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements          41,822       37,254
  Machinery and equipment                   93,141       88,950
  Rotable service parts                     10,064       11,085
  Equipment held for lease                   7,772        8,205
  Accumulated depreciation                 (79,011)     (75,988)
                                          --------     --------
    Net property, plant and equipment       73,788       69,506

OTHER ASSETS
  Acquired and internally developed
    software products                       24,780       20,092
  Non-current receivables, investments
    and other assets                        20,987       21,896
  Goodwill                                   5,588        4,959
                                          --------     --------
    Total other assets                      51,355       46,947
                                          --------     --------
                    TOTAL ASSETS          $227,575     $220,173
                                          ========     ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS (unaudited)


                                            July 31,  January 31,
                                              1994        1994
                                           ---------  -----------
                                               (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt     $  3,732     $  2,677
  Accounts payable                           13,250       18,777
  Accrued expenses                           22,598       27,093
  Deferred income                            20,487       18,956
  Income taxes                                1,725            -
                                           --------     --------
               TOTAL CURRENT LIABILITIES     61,792       67,503

DEFERRED INCOME TAXES                         8,824        7,849

LONG-TERM DEBT -- less current maturities    48,530       44,674

COMMITMENTS                                       -            -

STOCKHOLDERS' EQUITY
  Preferred stock                                 -            -
  Common stock--issued and outstanding -
    15,248 and 14,983 shares,
    respectively                                457          449
  Paid-in capital                             3,091            -
  Retained earnings                         110,729      106,771
  Deferred compensation                      (5,848)      (7,073)
                                           --------     --------
    Total stockholders' equity              108,429      100,147
                                           --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $227,575     $220,173
                                           ========     ========

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                Six Months Ended
                                                    July 31,
                                               ------------------
                                                 1994       1993
                                               ------       -----
                                                  (In thousands)

OPERATING ACTIVITIES
  Net income                                   $ 6,665   $ 5,965
  Depreciation, amortization and other
    noncash expenses                            11,761    12,517
  Changes in operating assets and liabilities:
    Decrease in accounts receivable              2,937     2,060
    Increase in inventory and other
      current assets                            (1,110)   (2,798)
    Decrease in accounts payable and
      accrued expenses                          (8,609)   (7,382)
    Increase (decrease) in deferred income       1,531      (841)
                                               --------  -------
      Net cash provided by
        operating activities                    13,175     9,521
                                               -------   -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment   (12,385)   (9,769)
  Capitalized software products                 (3,209)   (5,223)
  Other - net                                   (1,454)     (376)
                                               -------   --------

      Net cash used in investing activities    (17,048)  (15,368)
                                               -------   --------
FINANCING ACTIVITIES
  Net increase in revolving
    credit borrowing                             4,700     1,700
  Net proceeds of other borrowings               1,161       931
  Issuance (repurchase) of common stock, net       230    (3,980)
  Dividends paid                                (2,699)   (2,839)
                                                ------    -------
     Net cash provided (used)
        in financing activities                  3,392    (4,188)
                                                ------    -------

      Decrease in cash and cash equivalents       (481)  (10,035)

CASH AND CASH EQUIVALENTS - beginning of period  1,724    10,767
                                               -------    -------

CASH AND CASH EQUIVALENTS - end of period      $ 1,243   $   732
                                               =======   =======

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended July 31, 1994, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1995.

Note B - Earnings per share for the respective operating periods are computed based on average shares outstanding and common stock equivalents.

Note C - The Company has 10,000,000 shares of $.01 par value
Preferred Stock authorized of which none is outstanding.
50,000,000 shares of $.03 par value Common Stock are authorized.

Note D - In July, 1994, the Company completed the acquisition of Abacus Data Group, a developer of Windows-based instructional management software for the education market. The purchase price was approximately $3.8 million in a combination of cash and NCS stock, plus contingent earn-out payments, and was allocated principally to software products and goodwill.

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

Recap of 1994 Results

For the quarter ended July 31, 1994, total revenues were up by $4.5 million or 5.9% from the same period in 1993. However, overall gross margin as a percentage of revenue decreased 2.1 percentage points from the prior year, reducing the impact of the higher revenues. These factors, along with significantly reduced sales and marketing expenses compared to the prior year, resulted in a $1.4 million or 19% increase in operating income.

For the six months ended July 31, 1994, total revenues were up $4.7 million or 3.3% from the same period in 1993. Though overall gross margin as a percentage of revenue declined by 1.0 percentage point due to the second quarter performance, the increased revenues and lower overall operating expenses resulted in an increase in income from operations of $2.0 million or 19%.

The second quarter and six month operating income improvements over the prior year are the net result of four significant factors: (1) the Ultrust product discontinuation, which contributed to substantial improvement in the results of NCS Financial, (2) significantly improved performance at the Company's Iowa City service center within NCS Education, (3) reduced sales and marketing, and general and administrative expenses across the Company, offset by (4) lower operating income from international business within NCS Technology, due principally to a significant one-time international scanning systems order in the first quarter of the prior year.

Interest expense increased by $.4 million and $.6 million, respectively, in the quarter and six-month periods ended July 31, 1994, as compared to the same periods of 1993. The Company's 1994 second quarter net income was $4.7 million ($.31 per share), an 11% increase over the second quarter of 1993. On a year-to-date basis, the Company's net income was $6.7 million ($.44 per share) in 1994, a 12% increase over the prior year. A more detailed discussion of the various income statement items follows.

Revenues by Primary Business

Total revenues for the quarter ended July 31, 1994 were up 5.9% to $80.1 million from $75.7 million in the comparable 1993 quarter. On a year-to-date basis, revenues were up 3.3% to $148.9 million from $144.2 million a year earlier. Total second quarter and year-to-date revenues in the Company's four major business units compared to the prior year were as follows:

                         Second Quarter         Year-to-Date

       Technology            - 2%                   - 8%
       Education             +14%                   +15%
       Assessments           + 2%                   - 4%
       Financial             + 2%                   + 3%


Total revenues for NCS Technology were down for both the quarter and year-to-date periods principally due to lower sales of scanning systems internationally. In addition, NCS Technology revenues were impacted by lower third-party maintenance revenues. Total revenues for NCS Education were up for both the quarter and year-to-date periods primarily due to significantly higher processing volumes at the Company's Iowa City service center. While NCS Assessments revenue increased slightly for the quarter as compared to the prior year quarter, year-to-date revenue declined by 4% as a result of a lower first quarter volume of clinical assessment revenues. Total revenues for NCS Financial increased for both the three and six-month periods ended July 31, 1994, as a result of higher hardware sales and software support revenues, offset by lower software licensing revenues. These revenue changes for the quarter and six month periods ended July 31, 1994, are not necessarily indicative of the revenue changes expected for the entire fiscal year ended January 31, 1995.

Cost of Revenues and Gross Margins

For the quarter ended July 31, 1994, the Company's overall gross margin percentage on total revenues was 38.9%, down from 41.0% for the same period in the prior year. The quarter to quarter decline was primarily due to two factors: lower processing margins in NCS Education's Iowa City service center as a result of start up costs on new contracts, and lower margins in NCS Financial, as a result of a greater complement of hardware and a lesser complement of software in its sales mix. Offsetting these factors, gross margins on maintenance and support revenues improved by 6.7 percentage points in the second quarter as compared to the prior year second quarter principally due to improved hardware maintenance margins in NCS Technology and improved software support margins in NCS Financial due primarily to the discontinuance of Ultrust.

For the six months ended July 31, 1994, the Company's overall gross margin declined by 1.0 percentage points to 39.1%. This decline is principally related to the factors cited above, plus the lack of high margin international hardware sales in NCS Technology, which was predominantly a first quarter factor. Gross margins on maintenance and support revenues improved by
4.7 percentage points for the six months ended July 31, 1994, as compared to the prior year, principally due to the same factors listed above.

Operating Expenses

Sales and marketing expenses decreased $1.4 million or 11.9% in the quarter ended July 31, 1994 from the prior year quarter. Similarly, sales and marketing expenses decreased $1.6 million or 6.7% for the six month period ended July 31, 1994 as compared to the same period of 1993. These decreases are the result of specific efforts to control these expenses to more productive levels in 1994. For fiscal 1994, sales and marketing expenses will continue to be below prior year levels as these efforts continue.

Research and development expenses increased by $.6 million in the quarter ended July 31, 1994, over the year earlier quarter. For the six months ended July 31, 1994, research and development expenses were up $1.1 million over the same period of 1993. The increase came principally in NCS Financial and NCS Technology and is related to further enhancements of NCS Financial software products and continuing development of scanning hardware and related software. These expenses are likely to continue at levels higher than the previous year.

General and administrative expenses decreased by $.4 million or 4.2% in the second quarter from the comparable prior year quarter, resulting from lower expense levels in all the primary businesses. On a year-to-date basis, general and administrative expenses were down similarly, $1.1 million, or 5.7%. This favorable comparison to the prior year should continue throughout fiscal 1994.

Non-operating Expenses

Interest expense increased by $.4 million and $.6 million, respectively, in the three and six-month periods ended July 31, 1994, from the comparable prior year periods. These increases are due to higher aggregate borrowing levels and higher interest rates.

Provision for Income Taxes

The effective income tax rate of 39.1% for the first six months of fiscal 1994, was greater than the 38.0% effective rate for the first six months of fiscal 1993. This year-to-year net increase in the effective income tax rate is due to a number of factors, including the result of new Federal tax legislation enacted in the third quarter of 1993.

Liquidity and Capital Resources

For the six-month period ended July 31, 1994, the Company generated $13.2 million of cash flow from operating activities. This compares favorably to the corresponding prior-year period due to increased net income and overall favorable operating asset and liability changes. Borrowings increased $4.7 million to fund, along with cash provided from operations and cash on hand, $16.1 million of investment in property, plant and equipment and software products. See also Note D of Notes to Consolidated Financial Statements. It is anticipated that the Company's revolving credit or other borrowings will increase over the remainder of fiscal 1994 to fund seasonal operating needs and increased investments in property, plant and equipment over the prior year. Funds to be generated from operations and funds available from the Company's existing revolving credit facility are expected to be adequate to meet current cash requirements.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.
         10.  Resignation Arrangements with Norman A. Cocke III.
         27.  Financial Data Schedule.

    (b) There were no reports on Form 8-K filed for the three months ended July 31, 1994.



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


                                  NATIONAL COMPUTER SYSTEMS, INC.




                                  /s/ Jeffrey W. Taylor
                                  ---------------------------
                                   Jeffrey W. Taylor
                                   Vice President and
                                     Chief Financial Officer


Dated:  September 7, 1994

                            FORM 10-Q

                 NATIONAL COMPUTER SYSTEMS, INC.

          For the quarterly period ended July 31, 1994




                         ---------------
                          EXHIBIT INDEX
                         ---------------





  Exhibit 10 - Resignation Arrangements with Norman A. Cocke III

          27 - Financial Data Schedule