Form 10-Q
period 1994-10-31
NATIONAL COMPUTER SYSTEMS INC
filed 1994-12-13
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                         FORM 10-Q




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 1994

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

      The number of shares of common stock, par value $.03 per share,outstanding on November 30, 1994, was 15,322,158.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                                                Three Months
                                              Ended October 31,
                                             ------------------
                                             1994          1993
                                             ----          ----
                                           (In thousands, except
                                             per share amounts)

REVENUES
  Net sales                                 $78,680     $60,777
  Maintenance and support                    15,928      16,868
                                            -------     -------
    Total revenues                           94,608      77,645

COST OF REVENUES
  Cost of sales                              52,043      37,471
  Cost of maintenance and support            11,326      12,304
                                            -------     -------
    Gross margin                             31,239      27,870

OPERATING EXPENSES
  Sales and marketing                        10,649      11,899
  Research and development                    3,477       2,501
  General and administrative                  8,510      10,029
                                            -------     -------
INCOME FROM OPERATIONS                        8,603       3,441

  Interest expense                              840         515
  Other expense, net                            260          46
                                            -------     -------
INCOME BEFORE INCOME TAXES                    7,503       2,880

  Income tax provision                        2,925       1,375
                                            -------     -------
NET INCOME                                  $ 4,578     $ 1,505
                                            =======     =======

NET INCOME PER SHARE                        $   .30     $   .10

AVERAGE SHARES OUTSTANDING                   15,361      15,403


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)




                                                 Nine Months
                                              Ended October 31,
                                             ------------------
                                             1994          1993
                                             ----          ----
                                           (In thousands, except
                                             per share amounts)

REVENUES
  Net sales                                $195,348    $169,918
  Maintenance and support                    48,141      51,910
                                           --------    --------
    Total revenues                          243,489     221,828

COST OF REVENUES
  Cost of sales                             120,015      97,569
  Cost of maintenance and support            33,989      38,604
                                           --------    --------
    Gross margin                             89,485      85,655

OPERATING EXPENSES
  Sales and marketing                        32,467      35,275
  Research and development                    9,019       6,911
  General and administrative                 27,003      29,646
                                           --------    --------
INCOME FROM OPERATIONS                       20,996      13,823

  Interest expense                            2,390       1,487
  Other (income) expense, net                   163        (159)
                                           --------    --------
INCOME BEFORE INCOME TAXES                   18,443      12,495

  Income tax provision                        7,200       5,025
                                           --------    --------
NET INCOME                                 $ 11,243    $  7,470
                                           ========    ========

NET INCOME PER SHARE                       $    .74    $    .48

AVERAGE SHARES OUTSTANDING                   15,160      15,712

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)


                                        October 31,   January 31,
                                            1994          1994
                                        -----------   -----------
                                              (In thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $    754     $  1,724

  Receivables:
    Trade                                   60,696       70,100
    Other                                    1,061        5,328
                                          --------     --------
      Total receivables                     61,757       75,428

  Inventories:
    Finished products                        6,527        6,348
    Scoring services and work in process     9,091        6,117
    Raw materials and purchased parts        4,785        4,905
                                          --------     --------
      Total inventories                     20,403       17,370

  Prepaid expenses and other                 9,999        9,198
                                          --------     --------
                    TOTAL CURRENT ASSETS    92,913      103,720

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements          46,676       37,254
  Machinery and equipment                   99,342       88,950
  Rotable service parts                      9,738       11,085
  Equipment held for lease                   7,764        8,205
  Accumulated depreciation                 (81,712)     (75,988)
                                          --------     --------
    Net property, plant and equipment       81,808       69,506

OTHER ASSETS
  Acquired and internally developed
    software products                       29,398       20,092
  Non-current receivables, investments
    and other assets                        21,285       21,896
  Goodwill                                   5,273        4,959
                                          --------     --------
    Total other assets                      55,956       46,947
                                          --------     --------
                    TOTAL ASSETS          $230,677     $220,173
                                          ========     ========

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)


                                          October 31,  January 31,
                                              1994        1994
                                          -----------  -----------
                                               (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities                       $  4,461     $  2,677
  Accounts payable                           17,286       18,777
  Accrued expenses                           24,415       27,093
  Deferred income                            17,058       18,956
  Income taxes                                  148            -
                                           --------     --------
               TOTAL CURRENT LIABILITIES     63,368       67,503

DEFERRED INCOME TAXES                         9,140        7,849

LONG-TERM DEBT -- less current maturities    45,905       44,674

COMMITMENTS                                       -            -

STOCKHOLDERS' EQUITY
  Preferred stock                                 -            -
  Common stock--issued and outstanding -
    15,301 and 14,983 shares,
    respectively                                459          449
  Paid-in capital                             3,609            -
  Retained earnings                         114,012      106,771
  Deferred compensation                      (5,816)      (7,073)
                                           --------     --------
    Total stockholders' equity              112,264      100,147
                                           --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $230,677     $220,173
                                           ========     ========

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                               Nine Months Ended
                                                  October 31,
                                               -----------------
                                                1994       1993
                                               ------     ------
                                                  (In thousands)

OPERATING ACTIVITIES
  Net income                                   $11,243   $ 7,470
  Depreciation, amortization and other
    noncash expenses                            18,447    19,130
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable  14,795    (1,569)
    Increase in inventory and other
      current assets                            (4,016)   (4,794)
    Decrease in accounts payable and
      accrued expenses                          (6,221)   (8,995)
    Increase (decrease) in deferred income      (2,200)      517
                                               -------   -------
      Net cash provided by
        operating activities                    32,048    11,759
                                               -------   -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment   (23,038)  (15,201)
  Capitalized software products                 (4,648)   (8,306)
  Acquisitions, net                             (3,216)        -
  Other - net                                   (2,737)   (1,284)
                                               -------   -------
      Net cash used in investing activities    (33,639)  (24,791)
                                               -------   -------
FINANCING ACTIVITIES
  Net increase in revolving
    credit borrowing                             1,700    19,000
  Net proceeds of other borrowings               2,265     2,233
  Issuance (repurchase) of common stock, net       730   (14,095)
  Dividends paid                                (4,074)   (4,234)
                                               -------   -------
    Net cash provided
        by financing activities                    621     2,904
                                               -------   -------
      Decrease in cash and cash equivalents       (970)  (10,128)

CASH AND CASH EQUIVALENTS - beginning of period  1,724    10,767
                                               -------   -------

CASH AND CASH EQUIVALENTS - end of period      $   754   $   639
                                               =======   =======

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended October 31, 1994, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1995.

Note B - Earnings per share for the respective operating periods are computed based on average shares outstanding and common stock equivalents.

Note C - The Company has 10,000,000 shares of $.01 par value
Preferred Stock authorized of which none is outstanding.
50,000,000 shares of $.03 par value Common Stock are authorized.

Note D - In July, 1994, the Company completed the acquisition of Abacus Data Group, Inc., a developer of Windows-based instructional management software for the education market. The purchase price was approximately $3.8 million in a combination of cash and NCS stock, plus contingent earn-out payments, and was allocated principally to software products and goodwill.

Note E - In October, 1994, the Company completed the acquisition of an international private banking product, DECBank APSYS, along with certain related business assets and operations in Geneva, Switzerland. The purchase price consisted of $2.9 million in cash and assumption of certain liabilities and was allocated principally to software products.

Note F - The Company has received a claim from a customer for expenses and other damages related to performance under a loan processing and servicing contract. The Company has tendered the defense of this claim to its insurer and the insurer has accepted that defense subject to a reservation of rights. The claim has not yet been fully articulated, though the Company believes that any such claim would be substantially covered by insurance and would not have a material effect on the Company's financial position.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition


National Computer Systems, Inc. is an information services company serving the business, education, assessment and financial markets. The Company's 1993 Annual Report contains a description of its activities in each of its four primary business units:
NCS Technology, NCS Education,  NCS Assessments, and NCS
Financial.

Recap of 1994 Results

For the quarter ended October 31, 1994, total revenues were up by $17.0 million or 21.8% from the quarter ended October 31, 1993. However, overall gross margin as a percentage of revenue decreased 2.9 percentage points from the prior year, mitigating the positive impact of the higher revenues. These factors, along with reduced operating expenses, resulted in a $5.2 million or 150% increase in operating income over the same period in 1993.

For the nine months ended October 31, 1994, total revenues were up $21.7 million or 9.8% over the prior year. Though overall gross margin as a percentage of revenue declined by 1.9 percentage points, the increased revenues and lower overall operating expenses generated a year-to-year increase in income from operations of $7.2 million or 52%.

The third quarter and nine month operating income improvements are the result of three significant factors: (1) significantly improved performance at the Company's Iowa City service center within NCS Education, (2) reduced sales and marketing and general and administrative expenses across the Company, and (3) the Ultrust product discontinuation, which contributed to substantial improvement in the results of NCS Financial.

Interest expense increased by $.3 million and $.9 million, respectively, for the three and nine-month periods ended October 31, 1994, as compared to the same periods of 1993. The Company's 1994 third quarter net income was $4.6 million ($.30 per share), an increase of 204% over third quarter 1993's net income of $1.5 million ($.10 per share). On a year-to-date basis, the Company's net income was $11.2 million ($.74 per share) in 1994, a 51% increase over the prior year. A more detailed discussion of the various income statement items follows.

Revenues by Primary Business

Total revenues for the quarter ended October 31, 1994 were up 21.8% to $94.6 million from $77.6 million in the comparable 1993 quarter. On a year-to-date basis, revenues were up 9.8% to $243.5 million from $221.8 million in the prior year. Total third quarter and year-to-date revenues in the Company's four major business units compared to the prior year were as follows:

                          Third Quarter     Year-to-Date

       NCS Technology         +13%              - 1%
       NCS Education          +37%              +23%
       NCS Assessments        + 9%               --
       NCS Financial          + 3%              + 3%

Total revenues for NCS Technology were up for the quarter principally due to higher sales of forms and scanning systems. This increase, however, was partially offset by lower third-party maintenance revenues. Year-to-date NCS Technology revenues were down slightly as higher forms and scanners sales were more than offset by the lower third-party maintenance revenues. Total revenues for NCS Education were up for both the quarter and year-to-date periods primarily due to significantly higher processing volumes at the Company's Iowa City service center. NCS Assessments revenue increased for the quarter, as result of a higher volume of clinical assessments, despite a difficult market environment related to managed care cost containment pressures. Year-to-year, however, revenue was essentially flat due to a slow first quarter. Total revenues for NCS Financial increased at a 3% rate for both the three and nine-month periods ended October 31, 1994. This business also faces challenges related to certain industry trends such as consolidation by financial institutions, but the Company believes opportunities exist to expand its offerings of products and services and to pursue asset management organizations other than banks.

These revenue changes for the quarter and nine-month periods ended October 31, 1994, are not necessarily indicative of the revenue changes expected for the entire fiscal year ended January
31, 1995.

Cost of Revenues and Gross Margins

For the quarter ended October 31, 1994, the Company's overall gross margin percentage on total revenues was 33.0%, down from 35.9% for the same period in the prior year. The gross margin as a percent of sales revenue declined by 4.4 percentage points from the same period in fiscal 1993. The quarter-to-quarter decline was primarily due to lower processing margins in NCS Education's Iowa City service center as a result of start-up costs on new contracts and significant volume increases in the lower margin test processing services. Gross margins on maintenance and support revenues improved by 1.8 percentage points in the third quarter as compared to the prior year quarter as a result of improved hardware maintenance margins in NCS Technology and improved software support margins in NCS Financial due primarily to the discontinuance of Ultrust.

For the nine months ended October 31, 1994, the Company's overall gross margin declined by 1.8 percentage points to 36.8%. This decline is principally related to the factors cited above.

The Company has been notified of significant paper price increases for the type of paper most commonly used in its scannable forms product. This is consistent with paper price movements in the general marketplace and the Company will attempt to offset these increases, to the extent possible, with increases in productivity and, where necessary, with price increases to its customers. It is the Company's current belief that these paper price increases will unfavorably impact gross margins to some extent, but should not materially impact its overall profitability.

Operating Expenses

Sales and marketing expenses decreased $1.3 million or 10.5% in the quarter ended October 31, 1994, over the year earlier quarter. Similarly, sales and marketing expenses decreased $2.8 million or 8.0% for the nine month period ended October 31, 1994, as compared to the same period of 1993. These decreases are the result of specific efforts to control these expenses to more productive levels in 1994. For fiscal 1994, sales and marketing expenses will continue to be below prior year levels as these efforts continue.

Research and development costs increased by $1.0 million for the quarter ended October 31, 1994, over the year earlier quarter. For the nine months ended October 31, 1994, research and development expenses were up $2.1 million over the same period of 1993. The increases came principally in NCS Financial and are related to further development of software products. These expenses are likely to continue at levels higher than the previous year for all of fiscal 1994.

General and administrative expenses decreased by $1.5 million or 15.1% in the third quarter from the comparable prior year quarter, resulting from lower expense levels in all the primary businesses. On a year-to-date basis, general and administrative expenses were down similarly, $2.6 million, or 8.9%. This favorable comparison to the prior year should continue throughout fiscal 1994.

Non-operating Expenses

Interest expense increased by $.3 million and $.9 million, respectively, in the three and nine-month periods ended October
31, 1994, from the comparable prior year periods. These increases are due to higher aggregate borrowing levels and higher interest rates.

Provision for Income Taxes

The effective income tax rate of 39.0% for the first nine months of fiscal 1994, was less than the 40.2% effective rate for the first nine months of fiscal 1993. This year-to-year net decrease in the effective income tax rate is the combined effect of a number of factors, including lower foreign subsidiary losses.

Liquidity and Capital Resources

For the nine-month period ended October 31, 1994, the Company generated $32.0 million of cash flow from operating activities. This compares favorably to the corresponding prior-year period, due to increased net income and improved collections of trade receivables. Borrowings increased $4.0 million to fund, along with cash provided from operations and cash on hand, $30.9 million of investment in property, plant and equipment, software products and acquisitions. See also Notes D and E of Notes to Consolidated Financial Statements. It is anticipated that the Company's revolving credit borrowings and other borrowings will fluctuate to fund seasonal operating needs and capital expenditures, but should not change significantly for the remainder of fiscal 1994. Funds to be generated from operations and funds available from the Company's existing revolving credit facility are expected to be adequate to meet current cash requirements.

PART II.  OTHER INFORMATION


Item 5.  Other Information

Effective October 1, 1994, Russell A. Gullotti became President and Chief Executive Officer of the Company. He succeeded Charles
W. Oswald who remains as Chairman of the Board of Directors. Mr. Gullotti has held a variety of positions during his career, including senior leadership positions in manufacturing, sales and services.

Mr. Gullotti was most recently a senior executive with Digital
Equipment Corporation. He led the creation of Digital's successful professional services organization and was President of Digital's sales, service and marketing organization for all of North and South America.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.
         10(a). Agreement dated August 4, 1994 between NCS and
                Russell A. Gullotti, as amended on August 8,1994.
         10(b). Agreement dated August 22, 1994 between NCS and
                Charles W. Oswald.
         27.    Financial Data Schedule.

    (b) There were no reports on Form 8-K filed for the three months ended October 31, 1994.



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


                                  NATIONAL COMPUTER SYSTEMS, INC.



                                  /s/ Jeffrey W. Taylor
                                  ---------------------------
                                  Jeffrey W. Taylor
                                  Vice President and
                                  Chief Financial Officer

Dated:  December 9, 1994

                            FORM 10-Q

                 NATIONAL COMPUTER SYSTEMS, INC.

          For the quarterly period ended October 31, 1994




                         ---------------
                          EXHIBIT INDEX
                         ---------------





  Exhibit 10(a). Agreement dated August 4, 1994 between NCS and
                 Russell A. Gullotti, as amended on August 8,
                 1994.
          10(b). Agreement dated August 22, 1994 between NCS and
                 Charles W. Oswald.
          27.    Financial Data Schedule.