Form 10-K
period 1995-01-31
NATIONAL COMPUTER SYSTEMS INC
filed 1995-04-27
CIK 69999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:                             COMMISSION FILE NUMBER:
    JANUARY 31, 1995                                           0-3713
                           ------------------------
                        NATIONAL COMPUTER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                     41-0850527
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)
  11000 PRAIRIE LAKES DRIVE
  EDEN PRAIRIE, MINNESOTA                                    55344
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _X_

State the aggregate market value of the voting shares held by non-affiliates of the registrant as of March 31, 1995.
                 Common Shares, $.03 par value -- $212,612,000
                                                  ------------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1995.

               Common Shares, $.03 par value -- 15,342,474 shares
                                                ----------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended January 31, 1995 are incorporated by reference into Parts I, II and IV.

Portions of the definitive proxy statement dated April 19, 1995 are incorporated by reference into Part III.

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

     BUSINESS AND GOVERNMENT -- The Company develops and markets optical scanning hardware, image-based data collection systems, related work stations, proprietary software and scannable documents. Using forms-based data entry scanning technology, customers are able to automate labor-intensive data collection and information processes with significantly increased efficiency and accuracy. Data gathering and processing services are also provided.

     HEALTH CARE -- The Company publishes and markets psychological assessment instruments, scoring systems and scanning products to clinical professionals in the behavioral and mental health markets. Organizational survey and assessment testing and services and vocational counseling tests are marketed to the corporate human resources market. The Company markets optical scanning hardware and proprietary software for patient data collection and administrative management.

     BANKING AND FINANCIAL -- NCS develops and markets computer-based systems with proprietary software and services for automating asset management in the financial services industry, primarily banking.

     Applications for NCS' products and services within the education market include administrative applications such as attendance, scheduling, grade reporting and registration/enrollment; library and inventory management; financial management and payroll; and testing applications including test generation, teacher-created tests and norm- or criterion- referenced testing. NCS also provides scanning and computer processing services for the large volume, complex processing needs of major test publishers, state education agencies, the federal government and local school districts.

     In the business, government and health care marketplaces, the Company's products and services are directed to sales/marketing applications including sales/order entry, customer satisfaction surveys and customer data collection; operations applications including quality measurement and inventory analysis; administrative applications including billing, collections and payroll; general data collection, analysis and management; health care administration including the gathering of individual patient information; human resource applications including applicant tracking, benefits enrollment and employee evaluation; aptitude, vocational interest and organizational assessment testing; and surveys or ballots.

     The Company provides the financial services marketplace with computer-based systems including proprietary software products and services for automated asset management systems for trust asset management in personal trust, corporate trust, private banking and employee benefits accounting.

     NCS operates two business segments: (1) Optical Scanning Products, Services and Related Software and (2) Financial Systems. See Note 11 -- Business Segment Data of Notes to Consolidated Financial Statements included in the Annual Report to Stockholders for the year ended January 31, 1995, incorporated herein by reference.

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

     The Company's major lines of scanning hardware include scanners marketed as Sentry-R- and OpScan-R- products. In the last year, a new family of low-cost scanners, NCS OpScan 2, 3 and 4, was introduced to expand the Company's line of scanning products. These lines of scanners provide a wide range of capabilities to meet the needs of customers. The optical scanning systems utilize a proprietary mark discrimination system to distinguish valid marks, thus providing a very high degree of accuracy in processing responses. To enhance the usefulness of the OpScan line, optional features offered include bar code reading capability, a transport printer to print alphanumeric messages on scanned documents, optional read formats and upgraded computer capability options.

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

SCANNING AND APPLICATION SOFTWARE

     NCS offers a number of standard software programs for use with NCS systems. Application software is an important component in the Company's marketing of its scanning products and services. A principal strategy of the Company in servicing the education marketplace is to concentrate on those systems that facilitate accountability in school administration and in the measurement of student progress. The Company offers standard integrated software systems in lieu of custom design and programming work performed by the customers. This has resulted in the introduction and marketing of new and enhanced software products. The MicroCIMS-TM-product, an advanced student management software system, was released for general distribution in 1994.

     Software products include software to assist educators in student management including such applications as grade reporting, attendance gathering and scheduling, as well as financial management; software for obtaining information about student performance and for analyzing and reporting test results and student progress; software to enable users to easily develop new scanning applications; software to assist scanner users with data entry to statistical analysis or data base management systems and other software applications packages; software packages to statistically analyze survey or assessment data and produce a wide range of reports designed to meet a variety of reporting requirements; and software for health care administration.

SCANNABLE FORMS

     The design, manufacture and sale of scannable forms, including multiple-page booklets, accounts for a significant portion of the Company's revenues and operating income. A variety of custom forms are produced that are tailored to meet specific customer needs. In addition, standardized forms are increasingly used, especially with microcomputer-based scanners, in such standard applications as testing, attendance, scheduling and student evaluation at the classroom level or customer surveys or market research in the business setting.

     The Company believes that the use of a properly designed and printed form is an essential element in assuring that a scanning system performs with greatest accuracy and optimum capability. In order to assure a high degree of consistency, reliability and accuracy, NCS has emphasized the use of its forms with its equipment. The Company prints its forms to exacting specifications.

MEASUREMENT AND DATA SERVICES

     NCS markets scanning and computer processing services to major test publishers, state education agencies, the federal government, local school districts and commercial customers. For these customers, NCS develops and executes projects including planning, document design, distribution logistics, data collection, editing, analysis and final reporting.

     Examples of high volume processing services include test scoring for major test publishers, educational assessment testing for states and information processing for various agencies of the federal government such as processing student financial aid information for the U.S. Department of Education.

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

FINANCIAL SYSTEMS

     NCS develops, sells and supports systems for asset and investment management reporting and recordkeeping for bank trust departments and other organizations with trust powers. Applications include personal trust, corporate trust and employee benefits. These systems utilize proprietary software developed by NCS and licensed for periods of five years or more as well as hardware manufactured by others. Each system is designed to address the unique needs of customers. NCS supports these installations with customer response centers, trust consultants, system conversion specialists and training staffs.

     For corporate trust customers, and personal trust departments of smaller banks, the Company offers management of customer systems for offsite processing and computer processing services from its service bureau facility. For the personal trust market, the Company provides trust accounting systems to small to medium sized banks through its Trustware-R- Series 7 product line and to larger banks through the Trustware Series 11 product line. Management of debt
securities  is  provided  by  the  Company's   BondMaster-R-software system  or
CertMaster-R- software for complex debt instruments. These offerings are enhanced with the addition of an optical disk-based system for data storage.

     NCS provides software support service by periodically issuing software program revisions to improve systems performance and to accommodate changes in the tax law and other regulatory changes. The Company also periodically releases new software applications which it licenses to its customers.

MARKETING

     NCS markets its information systems hardware and software and scanning and computer processing services directly through sales employees located throughout the United States, who direct their efforts to either the education, government, business or health care marketplaces. Outside the United States, the Company's systems and associated products and services are sold through sales employees, distributors or independent sales agents. NCS markets its financial systems through a separate staff of sales employees. The Company's published tests and test scoring services are marketed principally in the United States through telemarketing, direct mail, professional journal advertising and professional trade convention attendance and elsewhere through distributors. Each of the Company's sales organizations is supported by marketing and sales support personnel.

SOFTWARE SUPPORT, TECHNICAL SUPPORT AND MAINTENANCE

     Software support is provided on a contractual basis to customers licensing application software systems. NCS assists customers with installation, training, hardware or software upgrades and development of specific customer application software on a fee for service basis.

         The Company offers technical support and hardware maintenance to customers purchasing or leasing its equipment either on a contractual basis or through its national network of customer service and support engineers. NCS emphasizes prompt, reliable service and close customer relationships. Technical and maintenance support may include labor, parts, operational training and, where applicable, programming of the equipment and design of forms.

DEVELOPMENT OF PRODUCTS AND SERVICES

     The Company's development efforts are directed toward new product development and enhancements to existing products. During the fiscal years ended January 31, 1995, 1994 and 1993, the Company spent, including certain capitalized software development costs, approximately $20.4 million, $20.8 million and $17.3 million, respectively, principally on software product development (primarily focused on application software) and scanning software and equipment development.

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

     Scannable forms are produced at NCS' printing plants in Columbia, Pennsylvania; Owatonna, Minnesota; and Rotherham, South Yorkshire, England. The ink and paper used in forms production are produced to the Company's specifications by a limited number of suppliers. Although the Company has no long-term supply contracts with its paper or ink suppliers, the Company has had long-term relationships with such suppliers and believes that these relationships are good.

COMPETITION

     Competition in the information management industry is intense. Optical scanning is only one of numerous data input methods. The Company has attempted to develop education, government, business and health care markets where scanning technology has advantages over other data entry technologies. NCS scanning systems incorporate optical scanning equipment, computer hardware and proprietary software which are marketed and sold as turn-key systems.

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

PATENTS, TRADEMARKS AND LICENSES

     The Company holds certain patents, registered and unregistered trademarks and copyrights. The Company also has license rights to a number of patents, trademarks, copyrights and manufacturing processes and materials. Included among these licenses are agreements with publishers of various copyrighted psychological, aptitude and achievement tests to distribute these tests, to print and sell answer sheets for such tests, and to score such tests. Payment of royalties is usually based upon the volume of tests distributed, answer sheets sold, and tests scored. NCS believes that its business is not dependent upon any one individual patent, trademark, copyright or license right or group thereof.

     "Sentry", "Trustware", "BondMaster", "CertMaster", "OpScan" and "Precept" appearing herein are registered trademarks of National Computer Systems, Inc.

EMPLOYEES

     As of February 28, 1995, the Company employed approximately 2,700 full-time employees. None of the Company's employees are subject to a collective bargaining agreement, and the Company believes that its employee relations are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all of the executive officers of the Company as of February 28, 1995 are listed below along with their business experience during the past five years.

NAME                      AGE       POSITION
- --------------------      ---       ------------------------------------------
Charles W. Oswald         67        Chairman of the Board
Russell A. Gullotti       52        President and Chief Executive Officer
Robert C. Bowen           53        Senior Vice President
John W. Fenton, Jr.       54        Secretary-Treasurer
Donald J. Gibson          64        Senior Vice President
Richard L. Poss           49        Vice President
David W. Smith            50        Vice President
Jeffrey W. Taylor         41        Vice President and Chief Financial Officer
Adrienne T. Tietz         48        Vice President

     Mr. Oswald has been Chairman of the Board since October, 1994 and prior to that Chairman of the Board and Chief Executive Officer of NCS for more than five years.

     Mr. Gullotti has been President and Chief Executive Officer since October, 1994 and prior to that held senior executive positions in sales and marketing, services and administration with Digital Equipment Corporation (computer manufacturing and services) for more than five years.

     Mr. Bowen has been a Senior Vice President of NCS for more than five years.

     Mr. Fenton has been Secretary-Treasurer of NCS for more than five years.

     Mr. Gibson has been a Senior Vice President of NCS for more than five years.

     Mr. Poss has been a Vice President of NCS for more than five years.

     Mr. Smith has been a Vice President of NCS for more than five years.

     Mr. Taylor has been Vice President and Chief Financial Officer since May, 1994 and prior to that Vice President and Corporate Controller of NCS for more than five years.

     Ms. Tietz has been a Vice President of NCS for more than five years.

     Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

ITEM 2.  PROPERTIES

The Company's principal facilities are as follows:

                        SQUARE
     LOCATION          FOOTAGE                 GENERAL PURPOSE
- -------------------    -------     ----------------------------------------
Eden Prairie, MN        76,000     Executive general offices; education and
                                   international general offices, sales and marketing

Mesa, AZ (1)            40,000     Education software product development and
                                   support

Iowa City, IA                      Assessment test processing and data proces-
     Building 1 (1)    168,000     sing services, general offices and operations
     Building 2 (1)    112,000

Minnetonka, MN (1)      54,000     Test publishing and scoring general offices
                                   and operations

Eagan, MN (1)          109,000     Scanner hardware development and manu-
                                   facturing; customer support services general offices and operations; and forms general offices

Edina, MN  (1)         101,000     Business systems and services general
                                   offices, sales and marketing; scanner
                                   software development

Owatonna, MN (1)       128,000     Forms design and production

Columbia, PA (1)       121,000     Forms design and production

Rotherham, South        34,000     Forms design and production
Yorkshire England (1)

Huntsville, AL          15,000     Financial systems software development

Atlanta, GA             16,000     Financial systems sales offices with support
                                   and training

Cambridge, MA           33,000     Financial systems software development,sales,
                                   support and training offices

Wayne, PA               27,000     Corporate trust general offices and
                                   operations

- ---------------------------
(1)  Denotes NCS owned facility.

     The Company believes that its facilities are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to nor is its property subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the year ended January 31, 1995 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Quarterly Market Data" included in the Annual Report to Stockholders for the year ended January 31, 1995 is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     "Five-Year Financial Data" included in the Annual Report to Stockholders for the year ended January 31, 1995 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's   Discussion  and  Analysis  of  Results  of  Operations  and
Financial Condition" included in the Annual Report to Stockholders for the year ended January 31, 1995 is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended January 31, 1995, are incorporated herein by reference:

     Consolidated Balance Sheets -- January 31, 1995 and 1994

     Consolidated Statements of Income -- Years ended January 31, 1995, 1994 and 1993

     Consolidated Statements of Changes in Stockholders' Equity -- Years ended January 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows -- Years ended January 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements -- January 31, 1995

     Report of Independent Auditors dated March 15, 1995

     "Quarterly Results of Operations (Unaudited)"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election  of  Directors"  included  in  the  Company's   definitive  proxy
statement  dated April 19, 1995 and  "Executive  Officers of the  Registrant" in
Part I of this report are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     "Summary Compensation Table" and "Stock Options" included in the Company's definitive proxy statement dated April 19, 1995 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Election of Directors" and "Ownership of NCS Common Stock by Certain Beneficial Owners and Executive Officers" included in the Company's definitive proxy statement dated April 19, 1995 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the fourth paragraph which follows the footnotes to the table set forth under the caption "Election of Directors" in the Company's definitive proxy statement dated April 19, 1995 is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)   List of Financial Statements and Financial Statement Schedules

     (1) The following consolidated financial statements of National Computer Systems, Inc. and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended January 31, 1995, are incorporated by reference in Item 8:

           Consolidated  Balance Sheets -- January 31, 1995 and 1994

           Consolidated Statements of Income --
               Years ended January 31, 1995, 1994 and 1993

           Consolidated Statements of Changes in Stockholders' Equity --
               Years ended January 31, 1995, 1994 and 1993

           Consolidated Statements of Cash Flows --
               Years ended January 31, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements -- January 31, 1995

           Report of Independent Auditors dated March 15, 1995.

     (2) The following consolidated financial statement schedules of National Computer Systems, Inc. and subsidiaries are included in Item 14(d):

           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (3) -- Listing of Exhibits:

 EXHIBIT

      3A   -- Restated Articles of Incorporation, as amended,are incorporated herein by reference to Exhibit 3 to the NCS Form 10-Q for the quarter ended April 30, 1987.

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

      4C   -- Amended and Restated  Credit  Agreement  dated as of July
              31, 1991 between NCS and First Bank National Association, as agent, and as further amended by the First Amendment thereto dated as of January 25, 1994 is incorporated herein by reference to Exhibit 4C to the Company's Form 10-K for the fiscal year ended January 31, 1994.

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

    *10F   -- NCS 1995 Employee Stock Option Plan.

    *10G   -- NCS 1990 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10H to the Company's Form 10-K for the fiscal year ended January 31, 1990.

    *10H   -- NCS 1992 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10I to the Company's Form 10-K for the fiscal year ended January 31, 1992.

    *10I   -- Description of Retirement Arrangements with David C. Malmberg is incorporated herein by reference to exhibit 19 to the Company's Form 10-Q for the fiscal quarter ended October 31, 1992.

    *10J   -- Agreement  dated  August 4, 1994  between NCS and Russell A.
              Gullotti, as amended August 8, 1994, is incorporated herein by reference to Exhibit 10(a) to the Company's Form 10-Q for the fiscal quarter ended October 31, 1994.

    *10K   -- Agreement  dated  August 22, 1994 between NCS and Charles W.
              Oswald is incorporated herein by reference to Exhibit 10(b) to the Company's Form 10-Q for the fiscal quarter ended October 31, 1994.

    *10L   -- NCS Corporate Management Incentive Plan -- 1993 is incorporated herein by reference to Exhibit 10J to the Company's Form 10-K for the fiscal year ended January 31, 1993.

    *10M   -- NCS Corporate Management Incentive Plan -- 1994 is incorporated herein by reference to Exhibit 10J to the Company's Form 10-K for the fiscal year ended January 31, 1994.

    *10N   -- NCS Corporate Management Incentive Plan -- 1995.

    *10O   -- Oswald Stock Option Plan.

     11    -- Statement Re:  Computation of Earnings Per Share.

     13    -- Portions of NCS' Annual Report to Stockholders for the fiscal year ended January 31, 1995.

     21    -- Significant Subsidiaries.

     23    -- Consent of Independent Auditors.

     24    -- Power of Attorney authorizing J.W. Fenton, Jr. to sign the
              NCS Form 10-K for the year ended January 31, 1995 on behalf of other officers and directors.

     27    -- Financial Data Schedule.
- ----------------

* Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

     (b)   Reports on Form 8-K

           There were no reports on Form 8-K filed for the three months ended January 31, 1995.

     (c)   Exhibits

           The response to this portion of Item 14 is submitted as a separate section of this report.

     (d)   Financial Statement Schedules

           Financial Statement Schedules have been omitted because they are not required or are inapplicable.




                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NATIONAL COMPUTER SYSTEMS, INC.

Dated: April 27, 1995                          By:    /s/ J. W. FENTON, JR.
                                                   ------------------------
                                                        J. W. Fenton, Jr.
                                                       SECRETARY-TREASURER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  CHARLES W. OSWALD*          Chairman of the Board of Directors
    ---------------------------
    Charles W. Oswald

By  RUSSELL A. GULLOTTI*        Director, President and Chief Executive Officer
    --------------------------  (principal executive officer)
    Russell A. Gullotti

By  DR. DAVID P. CAMPBELL*
    --------------------------  Director
    Dr. David P. Campbell

By  DAVID C. COX*
    --------------------------  Director
    David C. Cox

By  JEAN B. KEFFELER*
    --------------------------  Director
    Jean B. Keffeler

By  STEPHEN G. SHANK*
    --------------------------  Director
    Stephen G. Shank

By  JOHN E. STEURI*
    --------------------------- Director
    John E. Steuri

By  JEFFREY E. STIEFLER*
    --------------------------- Director
    Jeffrey E. Stiefler

By  JOHN W. VESSEY*
    --------------------------- Director
    John W. Vessey

 By JEFFREY W. TAYLOR*          Vice President and Chief Financial Officer
    --------------------------- (principal financial officer and principal
    Jeffrey W. Taylor           accounting officer)

     * Executed on behalf of the indicated officers and directors of the registrant by J. W. Fenton, Jr., Secretary-Treasurer, duly appointed attorney-in-fact.


   /s/ J. W. FENTON, JR.
- -----------------------------------                    Dated: April 27, 1995
   (ATTORNEY-IN-FACT)

                                   FORM 10-K
                        NATIONAL COMPUTER SYSTEMS, INC.
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1995

                                 EXHIBIT INDEX



 EXHIBIT
- -------------

     10F            NCS 1995 Employee Stock Option Plan.

     10N            NCS Corporate Management Incentive Plan -- 1995.

     10O            Oswald Stock Option Plan.

     11             Statement Re:  Computation of Earnings per Share.

     13 Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 1995.

     21             Significant Subsidiaries.

     23             Consent of Independent Auditors.

     24 Power of Attorney authorizing a certain person to sign the NCS Form 10-K for the year ended January 31, 1995 on behalf of other officers and directors.

     27             Financial Data Schedule.