Form 10-Q
period 1995-04-30
NATIONAL COMPUTER SYSTEMS INC
filed 1995-06-09
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                         FORM 10-Q




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 1995

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

      The number of shares of common stock, par value $.03 per share,outstanding on May 31, 1995, was 15,444,600.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                Three Months
                                               Ended April 30,
                                             ------------------
                                             1995          1994
                                             ----          ----
                                           (In thousands, except
                                             per share amounts)


REVENUES
  Net sales                                 $58,558     $52,969
  Maintenance and support                    15,739      15,781
                                            -------     -------
    Total revenues                           74,297      68,750

COST OF REVENUES
  Cost of sales                              34,801      30,122
  Cost of maintenance and support            10,382      11,547
                                            -------     -------
    Gross margin                             29,114      27,081

OPERATING EXPENSES
  Sales and marketing                        10,936      11,380
  Research and development                    3,717       2,922
  General and administrative                  9,101       8,988
                                            -------     -------
INCOME FROM OPERATIONS                        5,360       3,791

  Interest expense                            1,054         729
  Other (income) expense, net                   426        (128)
                                            -------     -------
INCOME BEFORE INCOME TAXES                    3,880       3,190

  Income tax provision                        1,515       1,240
                                            -------     -------
NET INCOME                                  $ 2,365     $ 1,950
                                            =======     =======

NET INCOME PER SHARE                        $   .15     $   .13

AVERAGE SHARES OUTSTANDING                   15,497      15,062

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)


                                         April 30,    January 31,
                                            1995          1995
                                        -----------   -----------
                                              (In thousands)

ASSETS

CURRENT ASSETS
  Cash                                    $    614     $  1,195

  Receivables:
    Trade                                   74,801       77,209
    Other                                    1,791        1,940
                                          --------     --------
      Total receivables                     76,592       79,149

  Inventories:
    Finished products                        6,522        6,408
    Scoring services and work in process    12,526        8,974
    Raw materials and purchased parts        4,596        5,073
                                          --------     --------
      Total inventories                     23,644       20,455

  Prepaid expenses and other                 8,753        9,925
                                          --------     --------
                    TOTAL CURRENT ASSETS   109,603      110,724

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements          49,377       48,202
  Machinery and equipment                  102,959      101,336
  Rotable service parts                      9,044        9,256
  Equipment held for lease                   7,697        7,583
  Accumulated depreciation                 (85,731)     (83,648)
                                          --------     --------
    Net property, plant and equipment       83,346       82,729

OTHER ASSETS
  Acquired and internally developed
    software products                       26,596       27,234
  Non-current receivables, investments
    and other assets                        17,212       17,027
  Goodwill                                   2,882        3,043
                                          --------     --------
    Total other assets                      46,690       47,304
                                          --------     --------
                    TOTAL ASSETS          $239,639     $240,757
                                          ========     ========

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)


                                           April 30,   January 31,
                                              1995        1995
                                          -----------  -----------
                                                (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities                       $  5,383     $  5,212
  Accounts payable                           16,545       20,655
  Accrued expenses                           27,142       29,495
  Deferred income                            15,450       18,645
  Income taxes                                1,909        1,103
                                           --------     --------
               TOTAL CURRENT LIABILITIES     66,429       75,110

DEFERRED INCOME TAXES                         7,162        7,211

LONG-TERM DEBT -- less current maturities    51,851       45,313

COMMITMENTS                                       -            -

STOCKHOLDERS' EQUITY
  Preferred stock                                 -            -
  Common stock--issued and outstanding -
    15,370 and 15,310 shares,
    respectively                                461          459
  Paid-in capital                             4,254        3,795
  Retained earnings                         115,046      114,546
  Deferred compensation                      (5,564)      (5,677)
                                           --------     --------
    Total stockholders' equity              114,197      113,123
                                           --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $239,639     $240,757
                                           ========     ========

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                              Three Months Ended
                                                   April 30,
                                              ------------------
                                                1995       1994
                                              --------   -------
                                                (In thousands)


OPERATING ACTIVITIES
  Net income                                   $ 2,365   $ 1,950
  Depreciation, amortization and other
    noncash expenses                             6,731     5,698
  Provision for deferred income taxes              (49)        -
  Changes in operating assets and liabilities:
    Decrease in accounts receivable              2,357    10,144
    Increase in inventory and other
      current assets                            (3,017)   (1,695)
    Decrease in accounts payable and
      accrued expenses                          (5,657)   (7,312)
    Decrease in deferred income                 (3,195)     (568)
                                               -------   -------
      Net cash provided (used) by
        operating activities                      (465)    8,217
                                               -------   -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment    (3,734)   (4,865)
  Capitalized software products                 (1,051)   (1,548)
  Other - net                                   (1,133)     (828)
                                               -------   -------
      Net cash used in investing activities     (5,918)   (7,241)
                                               -------   -------
FINANCING ACTIVITIES
  Net increase (decrease) in revolving
    credit borrowing                             6,400    (1,000)
  Net proceeds of other borrowings                 309       175
  Issuance of common stock, net                    473        79
  Dividends paid                                (1,380)   (1,351)
                                               -------   -------
    Net cash provided (used)
        by financing activities                  5,802    (2,097)
                                               -------   -------
      Decrease in cash                            (581)   (1,121)

CASH - beginning of period                       1,195     1,724
                                               -------   -------

CASH - end of period                           $   614   $   603
                                               =======   =======

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended April 30, 1995, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1996.

Note B - Earnings per share for the respective operating periods are computed based on average shares outstanding and common stock equivalents.

Note C - The Company has 10,000,000 shares of $.01 par value Preferred Stock authorized of which none is outstanding. 50,000,000 shares of $.03 par value Common Stock are authorized.

Note D - The Company has received a claim from a customer for expenses, alleged loan defaults, and other damages related to performance under a loan processing and servicing contract. The Company has tendered the defense of this claim to its insurer and the insurer has accepted that defense subject to a reservation of rights. The Company and its insurer intend to vigorously contest this claim. While the claim has not yet been fully articulated, the Company believes that any such claim would be substantially covered by insurance and would not have a material effect on the Company's financial position.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

National Computer Systems, Inc. is an information services company serving the education, business, government, health care and banking and financial markets. The Company's 1994 Annual Report contains descriptions of its activities in each of these markets.

Recap of 1995 First Quarter Results

The first fiscal quarter is traditionally the Company's seasonally weakest quarter in both revenues and net income. Total revenues for the quarter ended April 30, 1995, were up by $5.5 million or 8.1% from the quarter ended April 30, 1994. Though overall gross margin as a percent of revenue decreased slightly from the prior year, and overall operating expenses increased modestly, the higher revenues generated a quarter-to-quarter increase in income from operations of $1.6 million or 41.4%.

Interest expense increased by $.3 million for the quarter ended April 30, 1995, as compared to the same period in the prior year, and other non-operating expenses also increased year-to-year. The Company's 1995 first quarter net income increased 21.3% to $2.4 million, or $.15 per share, from $2.0 million, or $.13 per share in the prior year first quarter. A more detailed discussion of the various income statement items follows.

Revenues

Total revenues for the quarter ended April 30, 1995 were up 8.1% to $74.3 million from $68.8 million in the prior year. Total first quarter revenues as compared to the prior year's first quarter, by the Company's major business areas, were as follows:

                 Education                   + 13%
                 Business, Government
                     Health Care and Other   +  6%
                 Banking and Financial         --

Total revenues were up for Education as a result of higher volumes of student financial aid and educational assessment processing at the Company's Iowa City service center. In addition, Education revenues were positively impacted by higher software licensing revenues from administrative software. Total revenues for Business and Government were up slightly as higher forms sales were offset by lower third-party maintenance revenues. Quarter-to-quarter revenues were flat in the Banking and Financial market as software licensing and support revenues generated from a fiscal 1994 third quarter acquisition of an international private banking software business were offset by lower domestic software revenues. The revenue increases for the period ended April 30, 1995, are not necessarily indicative of the revenue increases expected for the entire fiscal year ended January 31, 1996.

Cost of  Revenues and Gross Margins

For the quarter ended April 30, 1995, the Company's overall gross margin declined slightly to 39.2% from 39.4% for the same period in the prior year. The gross margin on net sales revenue declined by 2.5 percentage points from the same period in fiscal 1994. The quarter-to-quarter decline was principally the result of lower processing margins in Education's Iowa City service center. Gross margins on maintenance and support revenues improved by 7.2 percentage points in the first quarter as compared to the prior year quarter as a result of improved hardware maintenance margins in Business and Government and improved software support margins across the Company.

Operating Expenses

Sales and marketing expenses decreased $.4 million or 3.9% in the quarter ended April 30, 1995, over the year earlier quarter. This represents a decrease of 1.8 percentage points as a percentage of total revenues. For the remainder of fiscal 1995, the Company expects sales and marketing expenses to be slightly higher than fiscal 1994, however, as a percentage of revenue, they will be stable or decline as continuing efforts are made to manage these expenses.

Research and development costs increased by $.8 million for the quarter ended April 30, 1995, over the year earlier quarter. This increase came principally in the Banking and Financial business and is related to development of software products. These expenses are likely to continue at higher levels than the previous year as the Company expects a higher portion of software product development costs to be non-capital in nature in fiscal 1995.

General and administrative expenses increased slightly in the quarter ended April 30, 1995, from the comparable prior year quarter. For fiscal 1995, these expenses are expected to be comparable or slightly higher than the previous year.

Non-operating Expenses

Interest expense increased by $.3 million in the quarter ended April 30, 1995, from the comparable prior year period. This increase is almost equally the result of higher aggregate borrowing levels and higher interest rates.

Other income and expense, net, for the quarter ended April 30, 1995, compares unfavorably to the respective prior year period primarily due to a one-time gain on an asset sale in the prior year, foreign currency exchange losses in the current period, and other non-operating items.

Provision for Income Taxes

The effective income tax rate of 39.0% for the quarter ended April 30, 1995, was essentially equal to the 38.9% effective rate for the first quarter of the prior year.

Liquidity and Capital Resources

For the three-month period ended April 30, 1995, the Company used $.5 million to fund operating activities as contrasted with funds provided by operations of $8.2 million in the same period of the prior year. Traditionally, first quarter collections are higher, following heavy fourth quarter revenues. Accounts receivable were reduced during the first quarter, however, collections did not match the collection levels of the first quarter of fiscal 1994. Borrowings increased $6.7 million to fund operating needs and investment in property, plant and equipment and product software. It is anticipated that the Company's revolving credit borrowings and other borrowings will decrease over the remainder of fiscal 1995, as funds from operations will be used to reduce the current debt levels. Funds to be generated from operations and funds available from the Company's existing revolving credit facility are expected to be adequate to meet current cash requirements.

PART II.  OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

              (a) The registrant held its Annual Meeting of Stockholders on
                  May 25, 1995.

              (C) Briefly  described below are the only matters vote on at the
                  Annual meeting and the number of votes with respect to each matter.

                     (i) Election of Board of Directors

                                                            Withhold
                              Name               For        Authority
                             --------            ---        ---------
                      Russell A. Gullotti    14,645,386      187,005
                      Charles W. Oswald      14,295,627      536,764
                      David P. Campbell      14,274,925      557,466
                      David C. Cox           14,643,904      188,487
                      Jean B. Keffeler       14,645,989      186,402
                      Stephen G. Shank       14,331,014      501,377
                      John E. Steuri         14,660,859      171,532
                      Jeffrey E. Stiefler    14,649,636      182,755
                      John W. Vessey         14,631,893      200,498

                  (ii) Approval of the 1995 Employee Stock Option Plan

                   For                       13,883,890
                   Against                      505,823
                   Abstain                      443,430
                   Broker Non-Vote                    0

                  (iii) Approval of the Oswald Stock Option Plan

                   For                       12,096,595
                   Against                    2,253,048
                   Abstain                      483,500
                   Broker Non-Vote                    0

                   (iv) Approval of the appointment of Ernst & Young LLP as
                        auditors for the year ending January 31, 1996

                   For                       14,754,464
                   Against                       35,191
                   Abstain                       43,388
                   Broker Non-Vote                    0

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.
         27. Financial Data Schedule.

    (b) There were no reports on Form 8-K filed for the three months ended April 30, 1995.



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


                                  NATIONAL COMPUTER SYSTEMS, INC.



                                  /s/ Jeffrey W. Taylor
                                  ---------------------------
                                   Jeffrey W. Taylor
                                   Vice President and
                                     Chief Financial Officer



Dated:  June 8, 1995

                            FORM 10-Q

                 NATIONAL COMPUTER SYSTEMS, INC.

          For the quarterly period ended April 30, 1995




                         ---------------
                          EXHIBIT INDEX
                         ---------------





  Exhibit 27.  Financial Data Schedule.