Form 10-Q
period 1995-07-31
NATIONAL COMPUTER SYSTEMS INC
filed 1995-09-13
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                         FORM 10-Q




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31,1995

Commission File Number: 0-3713


                 NATIONAL COMPUTER SYSTEMS, INC.
-----------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Minnesota                            41-0850527
-------------------------------           --------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification Number)


       11000 Prairie Lakes Drive
        Eden Prairie, Minnesota                   55344
----------------------------------------        ----------
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

      The number of shares of common stock, par value $.03 per share,outstanding on August 31, 1995, was 15,569,650.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                               Three Months
                                               Ended July 31,
                                              ----------------
                                              1995        1994
                                              ----        ----
                                           (In thousands, except
                                             per share amounts)

REVENUES
  Net sales                                 $72,454     $63,699
  Maintenance and support                    15,988      16,432
                                            -------     -------
    Total revenues                           88,442      80,131

COST OF REVENUES
  Cost of sales                              44,268      37,850
  Cost of maintenance and support            10,217      11,116
                                            -------     -------
    Gross margin                             33,957      31,165

OPERATING EXPENSES
  Sales and marketing                        10,931      10,438
  Research and development                    3,421       2,620
  General and administrative                  9,884       9,505
                                            -------     -------
INCOME FROM OPERATIONS                        9,721       8,602

  Interest expense                              918         821
  Other (income) expense, net                  (476)         31
                                            -------     -------
INCOME BEFORE INCOME TAXES                    9,279       7,750

  Income tax provision                        3,635       3,035
                                            -------     -------
NET INCOME                                  $ 5,644     $ 4,715
                                            =======     =======

NET INCOME PER SHARE                        $   .36     $   .31

AVERAGE SHARES OUTSTANDING                   15,728      15,074


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                Six Months
                                               Ended July 31,
                                              ----------------
                                              1995        1994
                                              ----        ----
                                           (In thousands, except
                                             per share amounts)

REVENUES
  Net sales                                $131,012    $116,668
  Maintenance and support                    31,727      32,213
                                            -------     -------
    Total revenues                          162,739     148,881

COST OF REVENUES
  Cost of sales                              79,069      67,972
  Cost of maintenance and support            20,599      22,663
                                            -------     -------
    Gross margin                             63,071      58,246

OPERATING EXPENSES
  Sales and marketing                        21,867      21,818
  Research and development                    7,138       5,542
  General and administrative                 18,985      18,493
                                            -------     -------
INCOME FROM OPERATIONS                       15,081      12,393

  Interest expense                            1,972       1,550
  Other (income) expense, net                   (50)        (97)
                                            -------     -------
INCOME BEFORE INCOME TAXES                   13,159      10,940

  Income tax provision                        5,150       4,275
                                            -------     -------
NET INCOME                                  $ 8,009     $ 6,665
                                            =======     =======

NET INCOME PER SHARE                        $   .51     $   .44

AVERAGE SHARES OUTSTANDING                   15,618      15,068


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)


                                          July 31,    January 31,
                                            1995          1995
                                          --------    -----------
                                              (In thousands)

ASSETS

CURRENT ASSETS
  Cash                                    $  1,776     $  1,195

  Receivables:
    Trade                                   60,372       77,209
    Other                                      988        1,940
                                          --------     --------
      Total receivables                     61,360       79,149

  Inventories:
    Finished products                        7,370        6,408
    Scoring services and work in process    11,516        8,974
    Raw materials and purchased parts        4,565        5,073
                                          --------     --------
      Total inventories                     23,451       20,455

  Prepaid expenses and other                 8,520        9,925
                                          --------     --------
                    TOTAL CURRENT ASSETS    95,107      110,724

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements          49,371       48,202
  Machinery and equipment                  104,235      101,336
  Rotable service parts                      8,985        9,256
  Equipment held for lease                   7,704        7,583
  Accumulated depreciation                 (87,250)     (83,648)
                                          --------     --------
    Net property, plant and equipment       83,045       82,729

OTHER ASSETS
  Acquired and internally developed
    software products                       25,380       27,234
  Non-current receivables, investments
    and other assets                        16,866       17,027
  Goodwill                                   2,731        3,043
                                          --------     --------
    Total other assets                      44,977       47,304
                                          --------     --------
                    TOTAL ASSETS          $223,129     $240,757
                                          ========     ========

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)


                                            July 31,   January 31,
                                              1995        1995
                                          -----------  -----------
                                                (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities                       $  6,283     $  5,212
  Accounts payable                           12,753       20,655
  Accrued expenses                           24,616       29,495
  Deferred income                            19,344       18,645
  Income taxes                                2,838        1,103
                                           --------     --------
               TOTAL CURRENT LIABILITIES     65,834       75,110

DEFERRED INCOME TAXES                         7,114        7,211

LONG-TERM DEBT -- less current maturities    29,783       45,313

COMMITMENTS                                       -            -

STOCKHOLDERS' EQUITY
  Preferred stock                                 -            -
  Common stock--issued and outstanding -
    15,551 and 15,310 shares,
    respectively                                467          459
  Paid-in capital                             7,192        3,795
  Retained earnings                         118,866      114,546
  Deferred compensation                      (6,127)      (5,677)
                                           --------     --------
    Total stockholders' equity              120,398      113,123
                                           --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $223,129     $240,757
                                           ========     ========

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                               Six Months Ended
                                                    July 31,
                                               -----------------
                                                 1995      1994
                                               -------   -------
                                                 (In thousands)

OPERATING ACTIVITIES
  Net income                                   $ 8,009   $ 6,665
  Depreciation, amortization and other
    noncash expenses                            15,095    11,761
  Provision for deferred income taxes              (97)        -
  Changes in operating assets and liabilities:
    Decrease in accounts receivable             18,035     2,937
    Increase in inventory and other
      current assets                            (2,687)   (1,110)
    Decrease in accounts payable and
      accrued expenses                         (10,872)   (8,609)
    Increase in deferred income                    699     1,531
                                               -------   -------
      Net cash provided by
        operating activities                    28,182    13,175
                                               -------   -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment    (8,585)  (12,385)
  Capitalized software products                 (2,221)   (3,209)
  Other - net                                   (2,320)   (1,454)
                                               -------   -------
      Net cash used in investing activities    (13,126)  (17,048)
                                               -------   -------
FINANCING ACTIVITIES
  Net increase (decrease) in revolving
    credit borrowing                           (14,600)    4,700
  Net proceeds of other borrowings               1,141     1,161
  Issuance of common stock, net                  1,755       230
  Dividends paid                                (2,771)   (2,699)
                                               -------   -------
    Net cash provided (used)
        by financing activities                (14,475)    3,392
                                               -------   -------
      Increase (decrease) in cash                  581      (481)

CASH - beginning of period                       1,195     1,724
                                               -------   -------

CASH - end of period                           $ 1,776   $ 1,243
                                               =======   =======

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended July 31, 1995, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1996.

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

Recap of 1995 Results

For the quarter ended July 31, 1995, total revenues were up by $8.3 million or 10.4% from the quarter ended July 31, 1994. Net income was up 19.7% to $5.6 million, or $.36 per share. Sales to Business and Government customers increased significantly as the Company's focus on certain key application areas such as quality measurement and human resources produced positive results. The Company's Education business also had improved results in the quarter, with growth in the test processing and administrative software businesses. The Financial Systems business also reported improved profitability over the 1994 period.

Total revenues for the six months ended July 31, 1995, increased by $13.9 million or 9.3% over the same period of the prior year. Net income rose 20.2% to $8.0 million or $.51 per share. The year-to-date increases are the result of the same business factors noted above. A more detailed discussion of the various income statement items follows.

Revenues

Total revenues for the quarter ended July 31, 1995 were up 10.4% to $88.4 million from $80.1 million in the comparable 1994 quarter. On a year-to-date basis, revenues were up 9.3% to $162.7 million from $148.9 million in the prior year. Total second quarter and year-to-date revenues as compared to the prior year, by the Company's major business areas, were as follows:

                                  Second Quarter  Year-to-Date

        Education                      + 18%         + 16%
        Business, Government
          Health Care and Other        +  5%         +  6%
        Banking and Financial          -  1%           --



Total revenues for Education were up for both the quarter and year-to-date periods as a result of favorable timing and higher volumes of student financial aid and educational assessment processing at the Company's Iowa City service center. In addition, Education revenues were positively impacted by higher software licensing revenues from administrative software. Total revenues for Business and Government were also up for both periods as higher forms and proprietary hardware sales were partially offset by lower third-party maintenance revenues. Total revenues in the Banking and Financial market were essentially flat for the three and six-month periods ended July 31, 1995, as compared to the same prior year periods. Higher software licensing and support revenues generated from a fiscal 1994 third quarter acquisition of an international private banking software business were negated by lower domestic software and hardware revenues. The revenue increases for the three and six-month periods ended July 31, 1995, are not necessarily indicative of the revenue increases expected for the entire fiscal year ended January 31, 1996.

Cost of  Revenues and Gross Margins

For the quarter ended July 31, 1995, the Company's overall gross margin declined slightly to 38.4% from 38.9% for the same period in the prior year. The gross margin on net sales revenue declined by 1.7 percentage points from the same period in fiscal 1994. The quarter-to-quarter decline was principally the result of lower processing margins in Education's Iowa City service center and the greater complement of this processing business in the Company's total revenues. Gross margins on maintenance and support revenues improved by 3.7 percentage points in the second quarter as compared to the prior year quarter as a result of improved hardware maintenance margins in Business and Government and improved software support margins across the Company.

For the six months ended July 31, 1995, the Company's overall gross margin declined slightly from a year ago. This decline is principally related to the factors cited above.

Operating Expenses

Sales and marketing expenses increased $.5 million or 4.7% in the quarter ended July 31, 1995, over the quarter ended July 31, 1994. For the six months ended July 31, 1995, sales and marketing expenses were essentially flat year-to-year. As a percentage of revenue, however, sales and marketing expenses have declined by .7 percentage points and 1.2 percentage points, respectively, for the three and six-month periods ended July 31, 1995, as compared to the same prior year periods. For the remainder of fiscal 1995, the Company expects sales and marketing expenses to be slightly higher than fiscal 1994.

Research and development costs increased by $.8 million for the quarter ended July 31, 1995, over the year earlier quarter. For the six months ended July 31, 1995, research and development expenses were up $1.6 million over the same period of 1994. These increases related principally to Banking and Financial software and enhancements to the Company's scanning and imaging technology. These expenses are likely to continue at higher levels than the previous year as the Company expects a higher portion of software product development costs to be non-capital in nature in fiscal 1995.

General and administrative expenses increased by $.4 million and $.5 million, respectively, in the three and six-month periods ended July 31, 1995, from the comparable prior year periods. For fiscal 1995, these expenses are expected to be comparable or slightly higher than the previous year.

Non-operating Expenses

Interest expense increased modestly for the quarter ended July 31, 1995, as compared to the prior year quarter, as a result of higher interest rates. For the six months ended July 31, 1995, interest expense increased by $.4 million, from the comparable prior year period. This increase is almost equally the result of higher aggregate borrowing levels and higher interest rates.

Other income and expense, net, for the quarter ended July 31, 1995, compares favorably to the respective prior year period primarily due to foreign currency gains in the current quarter. Other income and expense, net, was negligible for both the six- month periods ended July 31, 1995, and July 31, 1994.

Provision for Income Taxes

The effective income tax rate of 39.1% for the six months ended July 31, 1995, was equal to the effective rate applied for the same period in the prior year.

Liquidity and Capital Resources

For the six-month period ended July 31, 1995, the Company generated $28.2 million of cash flow from operating activities. This compares favorably to the corresponding prior year period primarily as a result of improved collections of trade receivables. Cash provided from operations and cash on hand were used to fund investments in property, plant and equipment and product software, as well as reduce the Company's revolving credit borrowings. It is anticipated that the Company's revolving credit borrowings and other borrowings will, overall, be relatively constant or decline slightly for the remainder of fiscal 1995. Funds to be generated from operations and funds available from the Company's existing revolving credit facility are expected to be adequate to meet current cash requirements.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.
         27. Financial Data Schedule.

    (b) There were no reports on Form 8-K filed for the three months ended July 31, 1995.



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


                                  NATIONAL COMPUTER SYSTEMS, INC.



                                  /s/ Jeffrey W. Taylor
                                  ---------------------------
                                   Jeffrey W. Taylor
                                   Vice President and
                                     Chief Financial Officer



Dated:  September 13, 1995

                            FORM 10-Q

                 NATIONAL COMPUTER SYSTEMS, INC.

          For the quarterly period ended July 31, 1995




                         ---------------
                          EXHIBIT INDEX
                         ---------------





  Exhibit 27.  Financial Data Schedule.