Form 10-Q
period 1995-10-31
NATIONAL COMPUTER SYSTEMS INC
filed 1995-12-15
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                         FORM 10-Q




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31,1995

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

      The number of shares of common stock, par value $.03 per share,outstanding on November 30, 1995, was 15,537,325.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                Three Months
                                              Ended October 31,
                                              -----------------
                                              1995         1994
                                              ----        -----
                                           (In thousands, except
                                             per share amounts)


REVENUES
  Net sales                                 $81,580     $78,680
  Maintenance and support                    15,741      15,928
                                            -------     -------
    Total revenues                           97,321      94,608

COST OF REVENUES
  Cost of sales                              51,722      52,043
  Cost of maintenance and support            10,562      11,326
                                            -------     -------
    Gross margin                             35,037      31,239

OPERATING EXPENSES
  Sales and marketing                        11,310      10,649
  Research and development                    3,312       3,477
  General and administrative                  9,728       8,510
                                            -------     -------
INCOME FROM OPERATIONS                       10,687       8,603

  Interest expense                              700         840
  Other (income) expense, net                  (285)        260
                                            -------     -------
INCOME BEFORE INCOME TAXES                   10,272       7,503

  Income tax provision                        4,100       2,925
                                            -------     -------
NET INCOME                                  $ 6,172     $ 4,578
                                            =======     =======

NET INCOME PER SHARE                        $   .39     $   .30

AVERAGE SHARES OUTSTANDING                   15,821      15,361


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                Nine Months
                                             Ended October 31,
                                             -----------------
                                              1995        1994
                                             -----        ----
                                           (In thousands, except
                                             per share amounts)


REVENUES
  Net sales                                $212,592    $195,348
  Maintenance and support                    47,468      48,141
                                           --------    --------
    Total revenues                          260,060     243,489

COST OF REVENUES
  Cost of sales                             130,791     120,015
  Cost of maintenance and support            31,161      33,989
                                           --------    --------
    Gross margin                             98,108      89,485

OPERATING EXPENSES
  Sales and marketing                        33,177      32,467
  Research and development                   10,450       9,019
  General and administrative                 28,713      27,003
                                           --------    --------
INCOME FROM OPERATIONS                       25,768      20,996

  Interest expense                            2,672       2,390
  Other (income) expense, net                  (335)        163
                                           --------    --------
INCOME BEFORE INCOME TAXES                   23,431      18,443

  Income tax provision                        9,250       7,200
                                           --------    --------
NET INCOME                                 $ 14,181    $ 11,243
                                           ========    ========

NET INCOME PER SHARE                       $    .90    $    .74

AVERAGE SHARES OUTSTANDING                   15,688      15,160


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)


                                          October 31,   January 31,
                                              1995         1995
                                          ----------    -----------
                                              (In thousands)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $  4,312      $  1,195

  Receivables:
    Trade                                    62,903        77,209
    Other                                     1,801         1,940
                                           --------      --------
      Total receivables                      64,704        79,149

  Inventories:
    Finished products                         6,894         6,408
    Scoring services and work in process     14,000         8,974
    Raw materials and purchased parts         3,995         5,073
                                           --------      --------
      Total inventories                      24,889        20,455

  Prepaid expenses and other                  9,527         9,925
                                           --------      --------
                    TOTAL CURRENT ASSETS    103,432       110,724

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements           49,761        48,202
  Machinery and equipment                   105,365       101,336
  Rotable service parts                       8,497         9,256
  Equipment held for lease                    7,815         7,583
  Accumulated depreciation                  (90,606)      (83,648)
                                           --------      --------
    Net property, plant and equipment        80,832        82,729

OTHER ASSETS
  Acquired and internally developed
    software products                        24,943        27,234
  Non-current receivables, investments
    and other assets                         14,158        17,027
  Goodwill                                    2,575         3,043
                                           --------      --------
    Total other assets                       41,676        47,304
                                           --------      --------
                    TOTAL ASSETS           $225,940      $240,757
                                           ========      ========

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)


                                          October 31,  January 31,
                                              1995       1995
                                          -----------  -----------
                                                (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities                       $  3,590     $  5,212
  Accounts payable                           14,606       20,655
  Accrued expenses                           29,452       29,495
  Deferred income                            17,684       18,645
  Income taxes                                2,172        1,103
                                           --------     --------
               TOTAL CURRENT LIABILITIES     67,504       75,110

DEFERRED INCOME TAXES                         8,329        7,211

LONG-TERM DEBT -- less current maturities    24,717       45,313

COMMITMENTS                                       -            -

STOCKHOLDERS' EQUITY
  Preferred stock                                 -            -
  Common stock--issued and outstanding -
    15,562 and 15,310 shares,
    respectively                                465          459
  Paid-in capital                             7,219        3,795
  Retained earnings                         123,709      114,546
  Deferred compensation                      (6,003)      (5,677)
                                           --------     --------
    Total stockholders' equity              125,390      113,123
                                           --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $225,940     $240,757
                                           ========     ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                Nine Months Ended
                                                    October 31,
                                                ------------------
                                                 1995       1994
                                                -------    -------
                                                   (In thousands)


OPERATING ACTIVITIES
  Net income                                    $14,181    $11,243
  Depreciation, amortization and other
    noncash expenses                             22,038     18,131
  Provision for deferred income taxes             1,118        316
  Changes in operating assets and liabilities:
    Decrease in accounts receivable              15,290     14,795
    Increase in inventory and other
      current assets                             (5,468)    (4,016)
    Decrease in accounts payable and
      accrued expenses                           (5,030)    (6,221)
    Decrease in deferred income                  (1,027)    (2,200)
                                                -------    -------
      Net cash provided by
        operating activities                     41,102     32,048
                                                -------    -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment    (10,623)   (23,038)
  Capitalized software products                  (3,785)    (4,648)
  Acquisitions, net                                   -     (3,216)
  Other - net                                       113     (2,737)
                                                -------    -------
      Net cash used in investing activities     (14,295)   (33,639)
                                                -------    -------
FINANCING ACTIVITIES
  Net increase (decrease) in revolving
    credit borrowing                            (19,600)     1,700
  Net proceeds (repayments) of other borrowings  (1,618)     2,265
  Issuance of common stock, net                   1,700        730
  Dividends paid                                 (4,172)    (4,074)
                                                -------    -------
    Net cash provided (used)
        by financing activities                 (23,690)       621
                                                -------    -------
      Increase (decrease) in cash                 3,117       (970)

CASH AND CASH EQUIVALENTS - beginning of period   1,195      1,724
                                                -------    -------

CASH AND CASH EQUIVALENTS - beginning of period $ 4,312    $   754
                                                =======    =======

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended October 31, 1995, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1996.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

National Computer Systems, Inc. is an information services company serving the education; business, government, and health care; and banking and financial markets. The Company's 1994 Annual Report contains descriptions of its activities in each of these markets.

Recap of 1995 Results

For the quarter ended October 31, 1995, total revenues were up by $2.7 million or 2.9% from the quarter ended October 31, 1994. Overall gross margin, as a percentage of revenues, increased by 3.0 percentage points from the prior year. These factors, somewhat offset by higher operating expenses, resulted in a $2.1 million or 24% increase in operating income over the same period in 1994. Sales to Business and Government customers continued to increase significantly as the Company's focus on certain key application areas such as quality measurement and human resources produced positive results. The Company's Financial Systems business also continued to report improved results in the third quarter.

Total revenues for the nine months ended October 31, 1995, increased by $16.6 million or 6.8% over the same period of the prior year. Net income rose 26.1% to $14.2 million or $.90 per share. The year-to-date increases are the result of the same business developments described above. In addition, on a year-to-date basis, the Company's Education business also reported improved results, with growth in the test processing and administrative software businesses. A more detailed discussion of the various income statement items follows.


Revenues

Total revenues for the quarter ended October 31, 1995 were up 2.9% to $97.3 million from $94.6 million in the comparable 1994 quarter. On a year-to-date basis, revenues were up 6.8% to $260.1 million from $243.5 million in the prior year. Total third quarter and year-to-date revenues as compared to the prior year, by the Company's major business areas, were as follows:

                               Third Quarter  Year-to-Date
       Education                   - 12%         +  4%
       Business, Government
           Health Care and Other   + 10%         +  7%
       Banking and Financial       + 41%         + 15%


Total revenues from the Education market were down for the quarter as a result of the timing of certain educational test processing at the Company's Iowa City service center. For the nine-month period, higher volumes of student financial aid processing and higher software licensing revenues from administrative software generated the year-to-year increase in revenues from Education. Total revenues from Business, Government, and Healthcare were up for both the quarter and year-to-date periods as higher forms sales, proprietary hardware sales and services revenues were partially offset by lower third-party maintenance revenues. Total revenues in the Banking and Financial market were also up for both periods, as higher software licensing and support revenues generated from a fiscal 1994 third quarter acquisition of an international private banking software business, plus improved domestic hardware revenues, resulted in the period-to-period increases. The revenue increases for the three and nine-month periods ended October 31, 1995, are not necessarily indicative of the revenue increases expected for the entire fiscal year ended January 31, 1996.

Cost of Revenues and Gross Margins

For the quarter ended October 31, 1995, the Company's overall gross margin improved to 36.0% from 33.0% for the same period in the prior year. The gross margin on net sales revenue increased by 2.7 percentage points from the same period in fiscal 1994. Improved processing margins in Education's Iowa City service center as a result of new contracts being in full production cycles, and higher margins on other services revenues accounted for the quarter-to-quarter improvement. Gross margins on maintenance and support revenues improved by 4.0 percentage points in the third quarter as compared to the prior year quarter as a result of improved software support margins across the Company's major businesses.

For the nine months ended October 31, 1995, the Company's overall gross margin improved by .9 percentage points to 37.7%. Gross margin on net sales revenue was essentially flat year-to-year. However, gross margins on maintenance and support revenues improved by 5.0 percentage points, also as a result of improved software support margins across the Company's major businesses.

Operating Expenses

Sales and marketing expenses increased $.7 million for the three and nine-month periods ended October 31, 1995, over the prior year periods. As a percentage of revenue, sales and marketing expenses increased by .3 percentage points for the three-month period ended October 31, 1995, as compared to the same prior year period. However, on a year-to-date basis, sales and marketing expenses have declined by .5 percentage points as a percent of revenue. For the remainder of fiscal 1995, the Company expects sales and marketing expenditures to trend slightly higher than fiscal 1994. Research and development costs decreased $.2 million for the quarter ended October 31, 1995, over the year earlier quarter. For the nine months ended October 31, 1995, research and development expenses were up $1.4 million over the same period of 1994. The year-to-date increase relates principally to Banking and Financial software and enhancements to the Company's scanning and imaging technology. On a full-year basis, these expenses are likely to continue at higher levels than the previous year.

General and administrative expenses increased by $1.2 million and $1.7 million, respectively, in the three and nine-month periods ended October 31, 1995, from the comparable prior year periods. On a year-to-date basis, these expenses are relatively constant as a percentage of revenues. This should continue to be the case for the full fiscal year.

Non-operating Expenses

Interest expense decreased slightly for the quarter ended October 31, 1995, as compared to the prior year quarter, as a result of lower aggregate debt levels. For the nine months ended October 31, 1995, interest expense increased by $.3 million, from the comparable prior year period. This increase is primarily the result of slightly higher interest rates.

Provision for Income Taxes

The effective income tax rate of 39.5% for the first nine months of fiscal 1995 was greater than the 39.0% effective tax rate for the first nine months of fiscal 1994. This year-to-year increase in the effective income tax rate is the result of losses from its foreign subsidiaries which the Company is unable to realize as a benefit in the current tax provision. The Company expects its annual effective income tax rate for fiscal 1995 to approximate 39.5%.

Liquidity and Capital Resources

For the nine-month period ended October 31, 1995, the Company generated $41.1 million of cash flow from operating activities. This compares favorably to the corresponding prior year period as a result of increased net income and higher noncash expenses, primarily software product amortization. Cash provided from operations and cash on hand were used to fund investments in property, plant and equipment and product software, as well as reduce the Company's revolving credit borrowings. The Company's revolving credit borrowings were zero at October 31, 1995, but that facility will be utilized as day-to-day operating requirements dictate. Funds to be generated from operations and funds available from the Company's existing revolving credit facility are expected to be adequate to meet current cash requirements.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits.

         *10.1 -- NCS 1990 Employee Stock Option Plan, as amended
         *10.2 -- NCS 1995 Employee Stock Option Plan, as amended
         *10.3 -- NCS 1990 Long-Term Incentive Plan, as amended
          27   -- Financial Data Schedule

         ---------------
     * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

    (b) There were no reports on Form 8-K filed for the three months ended October 31, 1995.



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


                                  NATIONAL COMPUTER SYSTEMS, INC.



                                  /s/ Jeffrey W. Taylor
                                  ---------------------------
                                   Jeffrey W. Taylor
                                   Vice President and
                                     Chief Financial Officer



Dated:  December 13, 1995

                            FORM 10-Q

                 NATIONAL COMPUTER SYSTEMS, INC.

          For the quarterly period ended October 31, 1995




                         ---------------
                          EXHIBIT INDEX
                         ---------------





  Exhibit 10.1 -- NCS 1990  Employee  Stock Option Plan,  as amended
          10.2 -- NCS 1995 Employee Stock Option Plan, as amended
          10.3 -- NCS 1990 Long-Term Incentive Plan, as amended
          27   -- Financial Data Schedule