Form 10-K
period 1996-01-31
NATIONAL COMPUTER SYSTEMS INC
filed 1996-03-21
CIK 69999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED:                     COMMISSION FILE NUMBER:
              JANUARY 31, 1996                                    0-3713
                            ------------------------
                         NATIONAL COMPUTER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                   MINNESOTA                             41-0850527
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)
         11000 PRAIRIE LAKES DRIVE
         EDEN PRAIRIE, MINNESOTA                           55344
    (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code: 612/829-3000
                            ------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                      Common Shares--par value $.03 a share
                                (Title of Class)

            Rights to Purchase Series A Participating Preferred Stock
                                (Title of Class)
                            ------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _X_

State the aggregate market value of the voting shares held by non-affiliates of the registrant as of March 8, 1996.
                  Common Shares, $.03 par value -- $234,550,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 8, 1996.
               Common Shares, $.03 par value -- 15,389,801 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended January 31, 1996 are incorporated by reference into Parts I, II and IV.

Portions  of  the  definitive   proxy   statement  for  the  Annual  Meeting  of
Stockholders to be held on May 23, 1996 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

National Computer Systems, Inc. ("NCS" or the "Company") is a global data collection services and systems company which provides quality information management services and systems for data collection. Data collection and management includes capturing and aggregating data; creating a database or datastream; processing the data using software; and analyzing and reporting results. The Company also develops and markets computer-based systems with proprietary software and services for automating trust asset management.

NCS data collection services include data processing, analysis, data management, reporting services, networking, hardware maintenance and professional services to meet customer needs. Data collection systems include optical mark read (OMR) and image scanning hardware, other data collection technologies, proprietary software, software maintenance and pre-printed forms. Data can be in the form of marks, machine printed bar codes and text, and/or handprinted alphanumeric characters. The Company also provides utility and application software to enhance the capability of NCS customers to manage their information effectively. Application software products are focused on specific applications within target markets.

NCS markets its mission critical data collection and management services and systems within four major markets: education, selected commercial niches, government, and health care.

     EDUCATION -- NCS develops and markets data collection services and systems which provide optical scanning, image based data collection and computer processing services for the large volume, complex processing needs of major test publishers, state education agencies, universities and colleges, and local school districts. The Company also supplies optical scanning systems and forms to individual school districts for in-house student assessment testing applications and administrative applications such as attendance, scheduling, grade reporting and registration; library and inventory management; financial management and payroll; and testing applications, including test generation, teacher created tests and norm-or criterion-referenced testing. NCS develops and markets application software for the administration of curriculum, student, and financial data at the classroom, school, school district, and state levels. The Company's information processing services are provided in support of federal student financial aid programs for post-secondary education.

     COMMERCIAL -- NCS develops and markets data collection services and products targeted at certain key applications in this market. These include sales/marketing applications, such as sales/order entry and quality measurement; inventory control and analysis; customer satisfaction surveys and customer data collection; training and development in the human resources area; employee attitude surveys; customer billing; payroll; human resource applications, including applicant tracking; benefits enrollment and employee evaluation; and general data collection, analysis and management. NCS provides scanners and forms for customers to do their own data collection as well as processing services in support of customers that prefer to outsource these services.

    GOVERNMENT -- The Company provides its services and products to governmental agencies for many of the same applications as in the commercial marketplace. Data collection and computer processing services, including image based data collection systems, are provided for federal and state programs.

     HEALTH CARE -- NCS publishes and markets a wide variety of assessment instruments used by mental and behavioral health professionals. When used with NCS' data collection products, these instruments assist clinical professionals in the diagnosis and treatment of patients plus track the progress of those patients. NCS scanners and forms, other data capture devices and proprietary software are also used by hospitals and clinics for collection of data during patient visits and for administrative management. The accuracy and cost effectiveness of this approach provides significant benefits to both health care providers and patients.

NCS also develops and markets computer-based systems with proprietary software and services for automating trust asset management in personal trust, corporate trust and private banking in the financial services industry, primarily banking. NCS software delivers critical accounting, transaction processing, and customer reporting capabilities to institutions of all sizes. NCS provides complete service bureau processing capability and facilities management services, allowing a financial institution to off-load all of its asset management processing to NCS.

NCS operates in two business segments: (1) data collection services and systems and (2) financial systems. See Note 11 of Notes to Consolidated Financial Statements included in the annual report to stockholders for the fiscal year ended January 31, 1996, which is incorporated herein by reference, for business segment data.

The Company's headquarters are located at 11000 Prairie Lakes Drive, Eden Prairie, Minnesota 55344, telephone 612/829-3000.

DATA COLLECTION PRODUCTS, SERVICES AND RELATED SOFTWARE

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

     The Company's lines of scanning hardware include scanners marketed as Sentry-R- and OpScan-R- products. These lines of scanners provide a wide range of capabilities to meet the needs of customers. The OMR scanning systems utilize a proprietary mark discrimination system to distinguish valid marks, thus providing a very high degree of accuracy in processing responses. To enhance the usefulness of the OpScan line, the Company offers optional features, such as bar code reading capability, a transport printer to print alphanumeric messages on scanned documents, optional read formats and upgraded computer capability options.

     NCS markets image-based data collection systems which represent an extension of the Company's optical mark reading technology. When attached to a workstation computer and using sophisticated software, these scanners allow customers to efficiently and accurately collect and interpret the widest possible range of information from a printed form, including printed and handwritten data.

Scanning and Related Software

     NCS offers a number of standard software programs for use with NCS systems. Processing and application software is an important component in the Company's marketing of its scanning products and services. A principal strategy of the Company in servicing the education marketplace is to concentrate on those systems that facilitate the measurement of student progress and accountability in school administration. The Company offers standard integrated software systems plus, on a fee basis, offers customization services.

     Software products include software to assist educators in student management, including such applications as grade reporting, attendance gathering and scheduling, as well as financial management; software for obtaining information about student performance and for analyzing and reporting test results and student progress; software to enable users to easily develop new scanning applications; software to assist scanner users with data entry to statistical analysis or database management systems and other software applications packages; software packages to statistically analyze survey or assessment data and produce a wide range of reports designed to meet a variety of reporting requirements; and software for health care administration.

Scannable Forms

     The Company designs, manufactures and sells scannable forms, including multiple-page booklets. A variety of custom forms are produced that are tailored to meet specific customer needs. In addition, standardized forms are increasingly used, especially with microcomputer-based scanners, in such standard applications as testing, attendance, scheduling and student evaluation at the classroom level or customer surveys or market research in the commercial setting.

     The Company believes that the use of a properly designed and printed form is an essential element in assuring that a scanning system performs with greatest accuracy and optimum capability. In order to assure a high degree of consistency, reliability and accuracy, NCS has emphasized the use of its forms with its equipment. The Company prints its forms to exacting specifications.

Data Collection Services

     NCS markets data collection and data processing services to major test publishers, state education agencies, the federal government, local school districts and commercial customers. For these customers, NCS develops and executes projects including planning, document design, distribution logistics, data collection, editing, analysis and final reporting.

     Examples of high volume processing services include test scoring for major test publishers, educational assessment testing for states and information processing for various agencies of the federal government, such as processing student financial aid information for the U.S. Department of Education. Optical mark reading and image scanning technologies are utilized in the data collection process for these customers.

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

     NCS provides specialized survey and scannable information processing services to selected niches in the commercial marketplace. In addition to scoring, analyzing and reporting survey results, the Company assists customers in designing survey instruments, conducting surveys and interpreting survey results.

FINANCIAL SYSTEMS

     NCS develops, sells and supports systems for asset and investment management reporting and recordkeeping for bank trust departments and other organizations with trust powers. Applications include personal trust, corporate trust and private banking. These systems utilize proprietary software developed by NCS and licensed generally for periods of five years as well as hardware manufactured by others. Each system is designed to address the unique needs of customers. NCS supports these installations with customer response centers, trust consultants, system conversion specialists and training staffs.

     For corporate trust customers, and more recently for personal trust customers, the Company offers management of customer-owned systems and traditional time-sharing from its service bureau facility. For the personal trust market, the Company provides trust accounting systems to small to medium sized banks through its Trustware-R- Series 7 product line and to larger banks through the Trustware Series 11 product line. Management of debt securities is provided by the Company's BondMaster-R- software system or CertMaster-R-software for complex debt instruments. These offerings are enhanced with the addition of an optical disk-based system for data storage and other modular software offerings.

     NCS provides software support service by periodically issuing software program revisions to improve systems performance and to accommodate changes in the tax law and other regulatory changes. The Company also periodically releases new software applications which it licenses to its customers.

MARKETING

     NCS markets its data collection hardware and software and its data collection and computer processing services directly through sales employees located throughout the United States, who direct their efforts to the education, commercial, government, or health care marketplaces. Outside the United States, the Company's systems and associated products and services are sold through sales employees, distributors or independent sales agents. NCS markets its financial systems and services through a separate staff of sales employees. The Company's published tests and test scoring services are marketed principally in the United States through telemarketing, direct mail, professional journal advertising and professional trade convention attendance and elsewhere through distributors. Each of the Company's sales organizations is supported by marketing and sales support personnel.

SOFTWARE SUPPORT, TECHNICAL SUPPORT AND MAINTENANCE

     Software support is provided on a contractual basis to customers licensing application software systems from the Company. NCS assists customers with installation, training, hardware or software upgrades and development of specific customer application software on a fee for service basis.

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

DEVELOPMENT OF PRODUCTS AND SERVICES

     The Company's development efforts are directed toward new product development and enhancements to existing products. During the fiscal years ended January 31, 1996, 1995 and 1994, the Company spent, including certain capitalized software development costs, approximately $18.8 million, $20.4 million and $20.8 million, respectively. The expenditures relate principally to software product development (primarily focused on application software) and scanning software and equipment development.

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

COMPETITION

     Competition in the data collection and information management industry is intense. Optical scanning is only one of numerous data collection methods. The Company has attempted to develop education, government, commercial and health care markets where scanning technology has advantages over other data entry technologies. NCS scanning systems incorporate optical scanning equipment, computer hardware and proprietary software which are marketed and sold as turn-key systems.

     In addition to the functional competition provided by alternative methods of data capture, including on-line terminal keyboards and optical character readers, other scanning vendors supply products that compete with those of the Company.

     The Company's scannable forms compete with those produced by commercial and specialized forms printers. Principal competitive factors in the scannable forms printing industry are product quality, service and price.

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

PATENTS, TRADEMARKS AND LICENSES

     The Company holds certain patents, registered and unregistered trademarks and copyrights. The Company also has rights under licensing arrangements to a number of patents, trademarks, copyrights and manufacturing processes and materials. Included among these licenses are agreements with publishers of various copyrighted psychological, aptitude and achievement tests to distribute these tests, to print and sell answer sheets for such tests, and to score such tests. Payment of royalties is usually based upon the volume of tests distributed, answer sheets sold, and tests scored. NCS believes that its business is not dependent upon any one individual patent, trademark, copyright or license right or group thereof.

     "Sentry", "Trustware", "BondMaster", "CertMaster", "OpScan", "MicroCIMS" and "NCS Accra" appearing herein are trademarks or registered trademarks of National Computer Systems, Inc.

EMPLOYEES

     As of February 29, 1996, the Company employed approximately 2,700 full-time employees. None of the Company's employees are subject to a collective bargaining agreement, and the Company believes that its employee relations are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all of the executive officers of the Company as of February 29, 1996 are listed below along with their business experience during the past five years.

NAME                                  AGE            POSITION
---------------------------        --------          -------------------------

Russell A. Gullotti                    53            Chairman of the Board,
                                                     President and Chief
                                                      Executive Officer
Robert C. Bowen                        54            Senior Vice President
Michael C. Brewer                      49            Vice President and General
                                                      Counsel
John W. Fenton, Jr.                    55            Secretary-Treasurer
Donald J. Gibson                       65            Senior Vice President
Clive Hay-Smith                        38            Vice President
Karen L. Howard                        53            Vice President
Richard L. Poss                        50            Senior Vice President
David W. Smith                         51            Vice President
Jeffrey W. Taylor                      42            Vice President and Chief
                                                      Financial Officer
Adrienne T. Tietz                      49            Vice President


     Mr. Gullotti has been President and Chief Executive Officer since October, 1994 and Chairman of the Board since May, 1995. Prior to that he held senior executive positions in sales and marketing, services and administration with Digital Equipment Corporation (computer manufacturing and services) for more than five years.

     Mr. Bowen has been a Senior Vice President of NCS for more than five years.

     Mr. Brewer has been Vice President and General Counsel of NCS since May, 1995. Prior to that he was General Counsel of NCS from May, 1992 until May, 1995 and Associate General Counsel of NCS from May, 1990 until May, 1992.

     Mr. Fenton has been Secretary-Treasurer of NCS for more than five years.

     Mr.Gibson has been a Senior Vice President of NCS for more than five years.

     Mr. Hay-Smith has been a Vice President of NCS since December, 1993. Prior to that he was a sales and distribution executive with Control Data Systems, Inc. (computer systems integrator) from March, 1989 to August, 1993.

     Ms. Howard has been a Vice President of NCS since February, 1996. Prior to that she was a Principal of Gemini Consulting (management consulting) from July, 1994 to January, 1996 and before that, a human resources executive with Digital Equipment Corporation for more than five years.

     Mr. Poss has been a Senior Vice President since November, 1995 and a Vice President of NCS for more than five years.

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


PRIVATE SECURITIES LITIGATION REFORM ACT

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing, as Exhibit 99 hereto, cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of, the Company.


ITEM 2.  PROPERTIES

     The Company's principal facilities are as follows:

                                   SQUARE
LOCATION                           FOOTAGE         GENERAL PURPOSE
--------------------               -------       ----------------------------

Eden Prairie, MN                    52,000       Executive general offices

Mesa, AZ (1)                        40,000       Education software and services
                                                  general offices, sales and
                                                  marketing, product development
                                                  and support

Iowa City, IA                                    Assessment test processing
  Building 1 (1)                   168,000        and data processing services,
  Building 2 (1)                   112,000        general offices and operations

Minnetonka, MN  (1)                 54,000       Test publishing and scoring
                                                  general offices and operations

Eagan, MN (1)                      109,000       Scanner hardware development
                                                  and manufacturing; customer
                                                  support services general
                                                  offices and operations; and
                                                  international operations
                                                  general offices, sales and
                                                  marketing

Edina, MN (1)                      101,000       Data Collection Systems
                                                  general offices, sales and
                                                  marketing; scanner software
                                                  development; and forms
                                                  general offices

Owatonna, MN (1)                   128,000       Forms design and production

Columbia, PA (1)                   121,000       Forms design and production

Rotherham, South                    34,000       Forms design and production
Yorkshire England (1)

Huntsville, AL                      15,000       Financial systems software
                                                  development

Atlanta, GA                         16,000       Financial systems sales
                                                  offices with support and
                                                  training

Cambridge, MA                       33,000       Financial systems software
                                                  development, sales, support
                                                  and training offices

Wayne, PA                           27,000       Corporate trust general
                                                  offices and operations

--------------------------
(1)  Denotes NCS owned facility.

     The Company believes that its facilities are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to nor is its property subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the fiscal year ended January 31, 1996 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     "Quarterly Market Data" included in the Annual Report to Stockholders for the year ended January 31, 1996 is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

     "Five Year Financial Data" included in the Annual Report to Stockholders for the year ended January 31, 1996 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's   Discussion  and  Analysis  of  Results  of  Operations  and
Financial Condition" included in the Annual Report to Stockholders for the year ended January 31, 1996 is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended January 31, 1996, are incorporated herein by reference:

     Consolidated Balance Sheets -- January 31, 1996 and 1995

     Consolidated Statements of Income -- Years ended January 31, 1996, 1995 and 1994

     Consolidated Statements of Changes in Stockholders' Equity -- Years ended January 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows -- Years ended January 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements -- January 31, 1996

     Report of Independent Auditors dated March 3, 1996

     "Quarterly Results of Operations (Unaudited)"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.




                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors" included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 1996 and "Executive Officers of the Registrant" in Part I of this report are incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

     "Summary Compensation Table" and "Stock Options" included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 1996 are incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Election of Directors" and "Ownership of NCS Common Stock by Certain Beneficial Owners and Executive Officers" included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 1996 is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended January 31, 1996, the Company paid Dr. David P. Campbell, a director of the Company, $116,241 as royalties relating to tests developed by Dr. Campbell for which the Company has a long-term exclusive license.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) List of Financial Statements and Financial Statement Schedules

     (1) The following consolidated financial statements of National Computer Systems, Inc. and subsidiaries, included in the Annual Report to Stockholders for the year ended January 31, 1996, are incorporated by reference in Item 8:

         Consolidated Balance Sheets -- January 31, 1996 and 1995

         Consolidated Statements of Income -- Years ended January 31, 1996, 1995 and 1994

         Consolidated Statements of Changes in Stockholders' Equity -- Years ended January 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows -- Years ended January 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements -- January 31, 1996

         Report of Independent Auditors dated March 3, 1996

     (2) Consolidated   financial  statement  schedules  of  National   Computer
Systems, Inc. and subsidiaries required to be filed by Item 14(d):

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


     (3) Listing of Exhibits:


 EXHIBIT

     3.1  --  Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3 to the NCS Form 10-Q for the quarter ended April 30, 1987.

     3.2  --  Bylaws,  as  amended  and  restated,  are  incorporated herein  by reference to Exhibit 3.2 to the NCS Form 8-K dated March 4,1996.

     4.1  --  Instruments  with  respect to long-term  debt where the total debt authorized thereunder does not exceed 10% of the consolidated total assets of the registrant are not being filed; the registrant will furnish a copy of any such instrument to the Commission upon request.

     4.2  --  Amended  and Restated  Rights  Agreement dated as of March 4, 1996 between NCS and Norwest Bank Minnesota, N.A. (including the form of Right Certificate attached as Exhibit B thereto) is incorporated herein by reference to Exhibit 1 to Amendment No. 2 to Form 8-A/A dated March 13, 1996.

     4.3  --  Amended  and  Restated Credit  Agreement dated as of July 31, 1991 between NCS and Norwest Bank, National Association, The First National Bank of Chicago and First Bank National Association, and as further amended by the First Amendment thereto dated as of January 25, 1994, is incorporated herein by reference to
                Exhibit 4C to the Company's Form 10-K for the fiscal year ended January 31, 1994.

     4.4  --  Second Amendment  dated as  of July 22, 1994, Assignment Agreement dated as June 1, 1995 and the Third Amendment dated July 24, 1995 to the Amended and restated Credit Agreement dated as of July 31,1991 between NCS and Norwest Bank, National Association, The First National Bank of Chicago and First Bank National Association and as further amended by the First Amendment thereto dated as of January 25, 1994.

     *10.1--  NCS  1982 Employee  Stock  Option Plan  is incorporated  herein by reference to Exhibit  28 to Form S-8  Registration Statement and
                Exhibit 28 to Post Effective Amendment No. 1 to Form S-8 Registration Statement No. 2-80386.

     *10.2--  NCS 1984  Employee  Stock  Option Plan  is incorporated  herein by reference to Exhibit 10 to the Company's Form 10-Q for the quarter ended July 31, 1984.

     *10.3--  NCS 1986  Employee  Stock  Option Plan  is incorporated  herein by reference to Exhibit 10D to the Company's Form 10-K for the fiscal year ended January 31, 1986.

     *10.4--  NCS Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10F to the Company's Form 10-K for the fiscal year ended January 31, 1989.

     *10.5--  NCS 1990 Employee Stock Option  Plan,  as amended, is incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 31, 1995.

     *10.6--  NCS 1995 Employee Stock Option  Plan,  as amended, is incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 31, 1995.

     *10.7--  NCS 1990  Long-Term Incentive  Plan,  as amended, is  incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended October 31, 1995.

     *10.8--  NCS 1992 Employee  Stock  Purchase  Plan is incorporated herein by reference to Exhibit 10I to the Company's Form 10-K for the fiscal year ended January 31, 1992.

     *10.9--  Description of Retirement  Arrangements  with David C. Malmberg is incorporated herein by reference to Exhibit 19 to the Company's Form 10-Q for the fiscal quarter ended October 31, 1992.

     *10.10-- Agreement  dated  August  4,  1994  between  NCS  and  Russell  A.
                Gullotti, as amended August 8, 1994, is incorporated herein by reference to Exhibit 10(a) to the Company's Form 10-Q for the fiscal quarter ended October 31, 1994.

     *10.11-- Agreement dated August 22, 1994 between NCS and Charles W.  Oswald is incorporated herein by reference to Exhibit 10 (b) to the Company's Form 10-Q for the fiscal quarter ended October 31, 1994.

     *10.12-- Oswald  Stock  Option  Plan is  incorporated  herein  by reference to Exhibit 10O to the Company's Form 10-K for the fiscal year ended January 31, 1995.

     *10.13-- NCS Corporate Management Incentive Plan -- 1995 is incorporated herein by reference to Exhibit 10N to the Company's Form 10-K for the fiscal year ended January 31, 1995.

     *10.14-- NCS Corporate Management Incentive Plan -- 1996.

     11    -- Statement Re:  Computation of Earnings Per Share.

     13    -- Portions of NCS' Annual Report to Stockholders for the fiscal year ended January  31, 1996.

     21    -- Significant Subsidiaries.

     23    -- Consent of Independent Auditors.

     24    -- Power of Attorney  authorizing J. W. Fenton, Jr.  to sign the  NCS
                Form 10-K for the year ended January 31, 1996 on behalf of other officers and directors.

     27    -- Financial Data Schedule.

     99    -- Cautionary  statements  identifying  important factors  that could
                cause  the  Company's  actual  results  to  differ  from   those
                projected in forward looking statements.


----------------
         * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.


     (b)     Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended January 31, 1996.

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

                                                 NATIONAL COMPUTER SYSTEMS, INC.
Dated: March 20, 1996                            By:    /s/ J. W. FENTON, JR.
                                                      ------------------------
                                                         J. W. Fenton, Jr.
                                                       SECRETARY-TREASURER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By RUSSELL A. GULLOTTI *                  Chairman of the Board of Directors,
   ----------------------------------      President and Chief Executive
   Russell A. Gullotti                     Officer (principal executive officer)

By DR. DAVID P. CAMPBELL *                Director
   ------------------------------------
   Dr. David P. Campbell

By DAVID C. COX *                         Director
   ------------------------------------
   David C. Cox

By JEAN B. KEFFELER *                     Director
   ------------------------------------
   Jean B. Keffeler

By CHARLES W. OSWALD *                    Director
   ------------------------------------
   Charles W. Oswald

By STEPHEN G. SHANK                       Director
   ------------------------------------
   Stephen G. Shank

By JOHN E. STEURI *                       Director
   ------------------------------------
   John E. Steuri

By JEFFREY E. STIEFLER *                  Director
   ------------------------------------
   Jeffrey E. Stiefler

By JOHN W. VESSEY *                       Director
   ------------------------------------
   John W. Vessey




By JEFFREY W. TAYLOR *                    Vice President and Chief
   ------------------------------------    Financial Officer (principal
   Jeffrey W. Taylor                       financial officer and
                                           principal accounting officer)

     *  Executed  on behalf  of the  indicated  officers  and  directors  of the
registrant  by  J.  W.  Fenton,   Jr.,   Secretary-Treasurer,   duly   appointed
attorney-in-fact.

   /s/ J. W. FENTON, JR.
-----------------------------------                      Dated: March 20, 1996
   (ATTORNEY-IN-FACT)

                                    FORM 10-K
                         NATIONAL COMPUTER SYSTEMS, INC.
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

                                  EXHIBIT INDEX



 EXHIBIT
-------------

     4.4 Second Amendment dated as of July 22, 1994, Assignment Agreement dated as of June 1, 1995 and the Third Amendment dated July 24, 1995 to the Amended and Restated Credit Agreement dated as of July 31, 1991 between NCS and Norwest Bank, National Association, The First National Bank of Chicago and First Bank National Association and as further amended by the First Amendment thereto dated as of January 25, 1994.

    10.14 NCS Corporate Management Incentive Plan -- 1996.

    11    Statement Re: Computation of Earnings per Share.

    13 Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 1996.

    21    Significant Subsidiaries.

    23    Consent of Independent Auditors.

    24 Power of Attorney authorizing a certain person to sign the NCS Form 10- K for the year ended January 31, 1996 on behalf of other officers and directors.

    27    Financial Data Schedule.

    99 Cautionary statements identifying important factors that could cause the Company's actual results to differ from those projected in forward looking statements.