Form 10-Q
period 1996-04-30
NATIONAL COMPUTER SYSTEMS INC
filed 1996-06-13
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C. 20549
                         FORM 10-Q




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 1996

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

      The number of shares of common stock, par value $.03 per share,outstanding on May 31, 1996, was 15,456,247.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                               Three Months
                                              Ended April 30,
                                            -------------------
                                             1996         1995
                                            ------       ------
                                           (In thousands, except
                                             per share amounts)


REVENUES
Net sales                                   $60,812     $53,786
  Maintenance and support                     9,695      10,223
                                            -------     -------
    Total revenues                           70,507      64,009

COST OF REVENUES
  Cost of sales                              37,140      31,374
  Cost of maintenance and support             6,629       6,682
                                            -------     -------
    Gross margin                             26,738      25,953

OPERATING EXPENSES
  Sales and marketing                         9,692       9,534
  Research and development                    2,164       2,290
  General and administrative                  8,301       8,028
                                            -------     -------
INCOME FROM OPERATIONS                        6,581       6,101

  Interest expense                              568       1,043
  Other expense, net                            652         371
                                            -------     -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                         5,361       4,687

    Income taxes                              2,160       1,835
                                            -------     -------
INCOME FROM CONTINUING OPERATIONS             3,201       2,852
                                            -------     -------
    Loss from discontinued operations,
      net of tax benefit of $260 and
      $320, respectively                      (370)       (487)
                                            -------     -------
NET INCOME                                   $2,831      $2,365
                                            =======     =======
EARNINGS PER SHARE
    Continuing operations                     $0.20       $0.18
    Discontinued operations                   (0.02)      (0.03)
                                            -------     -------
    Net income                                $0.18       $0.15
                                            =======     =======
AVERAGE SHARES OUTSTANDING                   15,631      15,497

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

                                           April 30,    January 31,
                                              1996         1996
                                           ---------    -----------
                                                (In thousands)


ASSETS
CURRENT ASSETS
  Cash and cash equivalents                $  7,316      $  5,154

  Receivables                                57,912        68,713

  Inventories:
    Finished products                         5,544         6,012
    Scoring services and work in process     13,354         8,694
    Raw materials and purchased parts         4,214         3,630
                                           --------      --------
      Total inventories                      23,112        18,336

  Prepaid expenses and other                  8,481         8,460
  Investment in discontinued operations      19,118        17,557
                                           --------      --------
                    TOTAL CURRENT ASSETS    115,939       118,220

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements           49,401        49,350
  Machinery and equipment                   105,630       104,551
  Accumulated depreciation                  (81,286)      (79,072)
                                           --------      --------
    Net property, plant and equipment        73,745        74,829

OTHER ASSETS
  Acquired and internally developed
    software products                        10,964        11,865
  Non-current receivables, investments
    and other assets                         11,987        12,384
  Goodwill                                    2,271         2,426
                                           --------      --------
    Total other assets                       25,222        26,675
                                           --------      --------
                    TOTAL ASSETS           $214,906      $219,724
                                           ========      ========

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

                                           April 30,   January 31,
                                              1996        1996
                                          ----------   -----------
                                               (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities                       $  3,565     $  2,473
  Accounts payable                           17,208       16,416
  Accrued expenses                           20,203       23,137
  Deferred income                            14,596       16,148
  Income taxes                                1,352        4,458
                                           --------     --------
               TOTAL CURRENT LIABILITIES     56,924       62,632

DEFERRED INCOME TAXES                         3,915        4,359

LONG-TERM DEBT -- less current maturities    23,228       24,535

COMMITMENTS                                       -            -

STOCKHOLDERS' EQUITY
  Preferred stock                                 -            -
  Common stock--issued and outstanding -
    15,442 and 15,365 shares,
    respectively                                463          461
  Paid-in capital                             4,269        3,427
  Retained earnings                         131,596      130,007
  Deferred compensation                      (5,489)      (5,697)
                                           --------     --------
    Total stockholders' equity              130,839      128,198
                                           --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $214,906     $219,724
                                           ========     ========

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                Three Months Ended
                                                     April 30,
                                                ------------------
                                                  1996       1995
                                                -------    -------
                                                   (In thousands)


OPERATING ACTIVITIES
  Net income from continuing operations         $ 3,201    $ 2,852
  Loss from discontinued operations                (370)      (487)
  Depreciation, amortization and other
    noncash expenses                              7,091      6,731
  Provision for deferred income taxes              (444)       (49)
  Changes in operating assets and liabilities:
    Decrease in accounts receivable              11,390      2,357
    Increase in inventory and other
      current assets                             (4,902)    (3,017)
    Decrease in accounts payable and
      accrued expenses                           (7,412)    (5,657)
    Decrease in deferred income                  (2,082)    (3,195)
                                                -------    -------
      Net cash provided (used) by
        operating activities                      6,472       (465)
                                                -------    -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment     (2,431)    (3,734)
  Capitalized software products                    (711)    (1,051)
  Other, net                                       (386)    (1,133)
                                                -------    -------
      Net cash used in investing activities      (3,528)    (5,918)
                                                -------    -------
FINANCING ACTIVITIES
  Net increase in revolving credit borrowing          -      6,400
  Net proceeds (repayments) of other borrowings    (240)       309
  Issuance of common stock, net                     844        473
  Dividends paid                                 (1,386)    (1,380)
                                                -------    -------
    Net cash provided (used)
        by financing activities                    (782)     5,802
                                                -------    -------
      Increase (decrease) in cash                 2,162       (581)

CASH - beginning of period                        5,154      1,195
                                                -------    -------

CASH - end of period                            $ 7,316    $   614
                                                =======    =======

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended April 30, 1996, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1997.

Note B - Earnings per share for the respective operating periods are computed based on average shares outstanding and common stock equivalents.

Note C - The Company has 10,000,000 shares of $.01 par value Preferred Stock authorized of which none is outstanding. 50,000,000 shares of $.03 par value Common Stock are authorized.

Note D - The Company has received a claim from a customer for expenses, alleged loan defaults, and other damages related to performance under a loan processing and servicing contract. The Company has tendered the defense of this claim to its insurer, and the insurer has accepted that defense subject to a reservation of rights. The Company and its insurer intend to vigorously contest this claim. While the claim has not yet been fully articulated, the Company believes that any such claim would be substantially covered by insurance and would not have a material effect on the Company's financial position.

Note E - On May 30, 1996, the Company entered into an agreement to sell its Financial Systems business for $95 million in cash. NCS Financial Systems business provides software and services for asset management, primarily to bank trust departments. Revenues of this business were $11.1 million and $10.3 million for the three-month periods ending April 30, 1996 and 1995, respectively. The completion of the sale is subject to certain regulatory approvals and other closing conditions and is expected to be completed during the month of July 1996. The accompanying consolidated statements have been presented to report separately the net assets and operating results of these discontinued operations. In addition, Management's Discussion and Analysis of Results of Operations and Financial Condition is a discussion of continuing operations only.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

National Computer Systems, Inc. is an information services company providing data collection services and systems to selected segments of the education, business, government and healthcare markets.

Recap of 1996 First Quarter Results

For the quarter ended April 30, 1996, total revenues were up by $6.5 million or 10.2% from the quarter ended April 30, 1995. Though overall gross margin as a percent of revenue decreased by 2.6 percentage points from the prior year, and overall operating expenses increased slightly, the higher revenues generated a quarter-to-quarter increase in income from operations of $.5 million or 7.9%. A more detailed discussion of the various income statement items follows.

Revenues

Total revenues for the quarter ended April 30, 1996 were up 10.2% to $70.5 million from $64.0 million in the prior year. Total revenues increased in the quarter primarily as a result of higher volumes of student financial aid and educational assessment processing at the Company's Iowa City service center. In addition, revenues were positively impacted by higher data collection systems sales in the commercial market and higher forms revenue in the education market.

Cost of Revenues and Gross Margins

For the quarter ended April 30, 1996, the Company's overall gross margin declined to 37.9% from 40.5% for the same period in the prior year. The gross margin on net sales revenue declined by 2.8 percentage points from the same period in fiscal 1995. The quarter-to-quarter decline was principally due to lower relative margins on student financial aid and assessment revenues at the Company's Iowa City service center. Gross margins on maintenance and support revenues declined by 3.0 percentage points in the first quarter as compared to the prior year quarter as a result of lower margins on a decreasing base of third-party hardware maintenance.

Operating Expenses

Sales and marketing expenses increased $.2 million or 1.7 % in the quarter ended April 30, 1996, over the prior year quarter. As a percentage of revenues, however, sales and marketing expenses declined quarter to quarter by 1.1 percentage points. For the remainder of fiscal 1996, the Company expects sales and marketing expenses to be slightly higher than fiscal 1995; as a percentage of revenues, these expenses are expected to remain relatively constant year to year. Research and development costs declined slightly in the quarter ended April 30, 1996 as compared to the quarter ended April 30, 1995. This decline is the result of the timing of certain expenditures. For the full year, these expenses are expected to be at higher levels for fiscal 1996 than fiscal 1995, as the Company intends to increase its investment in, among other things, new data collection technologies and services.

General and administrative expenses increased by $.3 million or 3.4% for the quarter ended April 30, 1996, from the prior year quarter. For fiscal 1996, these expenses are expected to be comparable or slightly higher than the previous year.

Non-operating Expenses

Interest expense decreased by $.5 million in the quarter ended April 30, 1996, from the comparable prior year period. This decrease is the result of substantially lower debt levels in fiscal 1996 than fiscal 1995.

Provision for Income Taxes

The effective income tax rate of 40.2% for the three months ended April 30, 1996 was higher than the effective rate applied for the same period in the prior year primarily as a result of the statutory expiration of research and development credits.

Liquidity and Capital Resources

For the three-month period ended April 30, 1996, the Company generated $6.5 million of cash flow from operating activities. This compares favorably to the corresponding prior year period primarily as a result of improved collections of trade receivables. Cash provided from operations was used primarily to fund investments in property, plant and equipment of $2.4 million, as well as pay dividends of $1.4 million. As of April 30, 1996, the Company had accumulated cash and cash equivalents of $7.3 million, an increase of $2.2 million from January 31, 1996. The Company expects for the remainder of fiscal 1996 that its cash flows will be adequate to fund operations and investing activities for its continuing operations. In addition, the Company anticipates funding internal growth and possible acquisitions with its excess cash flows from operations, its existing revolving credit facility and proceeds from the sale of its Financial Systems business (see Note E of Notes to Consolidated Financial Statements).

PART II.  OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

          (a) The registrant held its Annual Meeting of Stockholders on May 23, 1996.

          (c) Briefly described below are the only matters voted on at the Annual meeting and the number of votes with respect to each matter.

              (i) Election of Board of Directors

                                                     Withhold
                    Name                  For        Authority
                    ----                  ---        ---------
              Russell A. Gullotti     12,619,015     2,784,622
              David C. Cox            12,302,585     3,101,052
              Jean B. Keffeler        12,309,028     3,094,609
              Charles W. Oswald       12,282,924     3,120,713
              Stephen G. Shank        12,307,527     3,096,110
              John E. Steuri          12,320,273     3,083,364
              Jeffrey E. Stiefler     12,377,346     3,026,291
              John W. Vessey          12,601,861     2,801,776

             (ii) Approval of the appointment of Ernst & Young LLP as auditors for the year ending January 31, 1996

              For                     12,570,472
              Against                     45,588
              Abstain                     25,611
              Broker Non-Vote                  0

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.

           2.0 -- Stock Purchase and Sale Agreement, dated as of May 30, 1996, by and among SunGard Data Systems Inc., NCS and NCS Holdings; no Schedules thereto are being filed by the registrant but the registrant will furnish a copy of any such Schedule to the Commission upon request.

         *10.1 -- Amended and Restated Severance Agreement, dated May 23, 1996, by and between NCS and Russell A. Gullotti.

         *10.2 -- Change of Control Agreement, dated April 15,
                  1996, by and between NCS and certain executives of NCS.

          27.0 -- Financial Data Schedule.

         ---------------
         * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

    (b) There were no reports on Form 8-K filed for the three months ended April 30, 1996.





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


                                  NATIONAL COMPUTER SYSTEMS, INC.



                                  /s/ Jeffrey W. Taylor
                                  ---------------------------
                                   Jeffrey W. Taylor
                                   Vice President and
                                     Chief Financial Officer



Dated:  June 13, 1996

                            FORM 10-Q

                 NATIONAL COMPUTER SYSTEMS, INC.

          For the quarterly period ended April 30, 1996




                         ---------------
                          EXHIBIT INDEX
                         ---------------


        Exhibit
        -------


          2.0 -- Stock Purchase and Sale Agreement, dated as of May 30, 1996, by and among SunGard Data Systems Inc., NCS and NCS Holdings; no Schedules thereto are being filed by the registrant but the registrant will furnish a copy of any such Schedule to the Commission upon request.

          10.1 -- Amended and Restated Severance Agreement, dated May 23, 1996, by and between NCS and Russell A. Gullotti.

          10.2 -- Change of Control Agreement, dated April 15, 1996, by and between NCS and certain executives of NCS.

          27.0   -- Financial Data Schedule.