Form 10-Q
period 1996-07-31
NATIONAL COMPUTER SYSTEMS INC
filed 1996-09-13
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C. 20549
                         FORM 10-Q




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 1996

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

      The number of shares of common stock, par value $.03 per shares, outstanding on August 31, 1996, was 15,271,421.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                Three Months
                                               Ended July 31,
                                            -------------------
                                             1996         1995
                                            ------       ------
                                           (In thousands, except
                                             per share amounts)


REVENUES
  Net sales                                 $71,113     $66,438
  Maintenance and support                     9,851      10,274
                                            -------     -------
    Total revenues                           80,964      76,712

COST OF REVENUES
  Cost of sales                              43,204      40,778
  Cost of maintenance and support             6,472       6,744
                                            -------     -------
    Gross margin                             31,288      29,190

OPERATING EXPENSES
  Sales and marketing                        10,417       9,704
  Research and development                    2,332       1,869
  General and administrative                  8,663       8,907
                                            -------     -------
INCOME FROM OPERATIONS                        9,876       8,710

  Interest expense                              625         918
  Other (income) expense, net                  (532)       (351)
                                            -------     -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                         9,783       8,143

    Income taxes                              3,890       3,189
                                            -------     -------
INCOME FROM CONTINUING OPERATIONS             5,893       4,954
                                            -------     -------

    Income (loss) on discontinued operations,
      net of taxes of $(1,000) and
      $446, respectively                     (1,859)        690
    Gain on disposition, net of taxes of
      $29,031                                38,143           -
                                            -------     -------
NET INCOME                                  $42,177      $5,644
                                            =======     =======
EARNINGS PER SHARE
    Continuing operations                     $0.38       $0.32
    Discontinued operations                   (0.12)       0.04
    Gain on disposition                        2.44           -
                                            -------     -------
    Net income                                $2.70       $0.36
                                            =======     =======
AVERAGE SHARES OUTSTANDING                   15,633      15,728


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                Six Months
                                              Ended July 31,
                                           --------------------
                                             1996        1995
                                           --------    --------
                                           (In thousands, except
                                             per share amounts)


REVENUES
  Net sales                                $131,925    $120,224
  Maintenance and support                    19,546      20,497
                                           --------    --------
    Total revenues                          151,471     140,721

COST OF REVENUES
  Cost of sales                              80,344      72,152
  Cost of maintenance and support            13,101      13,426
                                            -------     -------
    Gross margin                             58,026      55,143

OPERATING EXPENSES
  Sales and marketing                        20,109      19,238
  Research and development                    4,496       4,159
  General and administrative                 16,964      16,935
                                            -------     -------
INCOME FROM OPERATIONS                       16,457      14,811

  Interest expense                            1,193       1,961
  Other (income) expense, net                   120          20
                                            -------     -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                        15,144      12,830

    Income taxes                              6,050       5,024
                                            -------     -------
INCOME FROM CONTINUING OPERATIONS             9,094       7,806
                                            -------     -------
Income (loss) on discontinued operations,
      net of taxes of $(1,360) and
      $126, respectively                     (2,229)        203
Gain on disposition, net of taxes of
      $29,031                                38,143           -

                                            -------     -------
NET INCOME                                  $45,008      $8,009
                                            =======     =======
EARNINGS PER SHARE
    Continuing operations                     $0.58       $0.50
    Discontinued operations                   (0.14)       0.01
    Gain on disposition                        2.44           -
                                            -------     -------
    Net income                                $2.88       $0.51
                                            =======     =======
AVERAGE SHARES OUTSTANDING                   15,636      15,618


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

                                            July 31,    January 31,
                                              1996         1996
                                           ---------    -----------
                                               (In thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $ 84,165      $  5,154

  Receivables                                64,721        68,713

  Inventories:
    Finished products                         5,744         6,012
    Scoring services and work in process      8,716         8,694
    Raw materials and purchased parts         4,232         3,630
                                           --------      --------
      Total inventories                      18,692        18,336

  Prepaid expenses and other                  8,114         8,460
  Investment in discontinued operations           -        17,557
                                           --------      --------
                    TOTAL CURRENT ASSETS    175,692       118,220

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements           49,813        49,350
  Machinery and equipment                   109,161       104,551
  Accumulated depreciation                  (84,640)      (79,072)
                                           --------      --------
    Net property, plant and equipment        74,334        74,829

OTHER ASSETS
  Acquired and internally developed
    software products                         9,411        11,865
  Non-current receivables, investments
    and other assets                         12,842        12,384
  Goodwill                                    3,357         2,426
                                           --------      --------
    Total other assets                       25,610        26,675
                                           --------      --------
                    TOTAL ASSETS           $275,636      $219,724
                                           ========      ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

                                           July 31,    January 31,
                                             1996         1996
                                          ----------   -----------
                                               (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities                       $  3,706     $  2,473
  Accounts payable                           14,703       16,416
  Accrued expenses                           25,028       23,137
  Deferred income                            19,557       16,148
  Income taxes                               31,694        4,458
                                           --------     --------
               TOTAL CURRENT LIABILITIES     94,688       62,632

DEFERRED INCOME TAXES                         3,866        4,359

LONG-TERM DEBT -- less current maturities     7,228       24,535

COMMITMENTS                                       -            -

STOCKHOLDERS' EQUITY
  Preferred stock                                 -            -
  Common stock--issued and outstanding -
    15,325 and 15,365 shares,
    respectively                                460          461
  Paid-in capital                             1,378        3,427
  Retained earnings                         172,392      130,007
  Deferred compensation                      (4,376)      (5,697)
                                           --------     --------
    Total stockholders' equity              169,854      128,198
                                           --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $275,636     $219,724
                                           ========     ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                 Six Months Ended
                                                      July 31,
                                                ------------------
                                                  1996       1995
                                                -------    -------
                                                   (In thousands)


OPERATING ACTIVITIES
  Net income                                   $ 45,008    $ 8,009
  Less - gain on disposition                    (38,143)         -
  Depreciation, amortization and other
    noncash expenses                             13,496     15,095
  Change in deferred income taxes                (4,603)       (97)
  Changes in operating assets and liabilities:
    Decrease in accounts receivable               5,492     18,035
    Increase in inventory and other
      current assets                                (18)    (2,687)
    Decrease in accounts payable and
      accrued expenses                           (7,647)   (10,872)
    Increase in deferred income                   3,691        699
                                                -------    -------
      Net cash provided by operating
        activities                               17,276     28,182
                                                -------    -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment     (6,038)    (8,585)
  Capitalized software products                  (1,553)    (2,221)
  Net proceeds from disposition                  92,278          -
  Other, net                                     (2,681)    (2,320)
                                                -------    -------
      Net cash provided by (used in) investing
        activities                               82,006    (13,126)
                                                -------    -------
FINANCING ACTIVITIES
  Net decrease in revolving credit borrowing          -    (14,600)
  Repayment of secured notes                    (15,000)         -
  Net proceeds (repayments) of other borrowings    (218)     1,141
  Issuance (repurchase) of common stock, net     (2,279)     1,755
  Dividends paid                                 (2,774)    (2,771)
                                                -------    -------
      Net cash used in financing activities     (20,271)   (14,475)
                                                -------     -------
      Increase in cash and cash equivalents      79,011        581

CASH AND CASH EQUIVALENTS - beginning of period   5,154      1,195
                                                -------    -------

CASH AND CASH EQUIVALENTS - end of period       $84,165    $ 1,776
                                                =======    =======


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended July 31, 1996, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1997.

Note B - Earnings per share for the respective operating periods are computed based on average shares outstanding and dilutive common stock equivalents.

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

Note E - On May 30, 1996, the Company entered into an agreement to sell its Financial Systems business for $95 million in cash. The sale transaction was completed as of the close of business on July 10, 1996, and the discontinued operations for the second quarter and year-to-date periods presented represent those operations only through July 10, 1996. Second quarter revenues of this business were $6.0 million and $11.7 million for the periods ending July 10, 1996 and July 31, 1995, respectively. Year-to-date revenues for the periods ended July 10, 1996 and July 31, 1995, were $17.1 million and $22.0 million, respectively. The accompanying consolidated statements have been presented to report separately the net assets and operating results of these discontinued operations. After expenses of the transaction and income taxes of $29.0 million, a gain of $38.1 million was realized on the sale.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

National Computer Systems, Inc. is an information services company providing data collection services and systems to selected segments of the education, business, government and healthcare markets. The discussion below covers only the Company's continuing operations and not the discontinued operations of its Financial Systems business that was sold in July 1996.

Recap of 1996 Second Quarter Results

For the quarter ended July 31, 1996, total revenues were up by $4.3 million or 5.5% from the quarter ended July 31, 1995. Overall gross margin improved 0.5 percentage point as a percent of revenue from the prior year, and overall operating expenses increased 4.6%, resulting in a quarter-to-quarter increase in income from operations of $1.2 million or 13.4%.

On a year-to-date basis, revenues increased 7.6% in the six months ended July 31, 1996 over the prior year. Gross margin percent decreased 0.9 percentage points. Operating expenses increased only 3.1%, resulting in an increase in operating income of $1.6 million or 11.1%. A more detailed discussion of the various income statement items follows.

Revenues

Total revenues for the quarter ended July 31, 1996 were up 5.5% to $81.0 million from $76.7 million in the prior year. Increases over the prior year principally came in federal student financial aid services, education software, and education state assessment and publisher testing services.

For the six months ended July 31, 1996 revenues increased 7.6% to $151.5 million from $140.7 million. In addition to the second quarter revenue increases noted above, higher sales were realized in data collection systems sales in the commercial market and higher scannable forms revenue in the education market.

Cost of Revenues and Gross Margins

For the quarter ended July 31, 1996, the Company's overall gross margin increased from 38.1% to 38.6% compared to the prior year. The gross margin on net sales revenue increased by 0.6 percentage point from the same period in fiscal 1995. The quarter-to-quarter increase was principally due to higher margins on education state assessment and publisher testing revenues at the Company's Iowa City service center and higher education software margins. Gross margins on maintenance and support revenues were flat as higher margins on education software support were offset by lower margins on the decreasing (as expected) base of third-party hardware maintenance. For the six months ended July 31, 1996, the Company's overall gross margin dollars increased by 5.2%, however, gross margin as a percent of revenue declined by nearly 1 percentage point. This reflects the items noted above and also lower margins on certain U.S. Department of Education student financial aid service contracts successfully rebid in late 1995.

Operating Expenses

Sales and marketing expenses increased $.7 million or 7.3% in the quarter ended July 31, 1996, over the prior year quarter. As a percentage of revenues, sales and marketing expenses increased quarter-to-quarter by 0.2 percentage point. For the six month periods, these expenses increased 4.5% but decreased 0.4% as a percent of revenues. Increases in spending were primarily in the Data Collection Systems business. For the remainder of fiscal 1996, the Company expects sales and marketing expenses to be slightly higher than fiscal 1995; as a percentage of revenues, these expenses are expected to remain relatively constant year-to-year.

Research and development costs increased 24.8% in the quarter ended July 31, 1996 as compared to the prior year quarter. Year-to-date expenditures were up 8.1%. Timing of certain projects caused a shift of R&D spending between the first and second quarters of 1996 when compared to the same period in 1995. Spending on image technology was the primary reason for the higher spending levels. For the full year, these expenses are expected to be at or higher as a percent of sales for fiscal 1996 than fiscal 1995, as the Company intends to increase its investment in, among other things, new data collection technologies and services.

General and administrative expenses decreased by $.2 million or 2.7% for the quarter ended July 31, 1996, from the prior year quarter. For the six months ended July 31, 1996, general and administrative expenses were essentially flat year-to-year, however, as a percent of revenues, these expenses declined by 0.8 percentage point. For fiscal 1996, these expenses are expected to be comparable or slightly higher than the previous year.

Non-operating Income and Expenses

Interest expense decreased by $.3 million and $0.8 million for the three and six-month periods ended July 31, 1996, respectively, from the comparable prior year periods. This decrease was the result of substantially lower debt levels in fiscal 1996 than fiscal 1995. Other income and expense, net, for the quarter ended July 31, 1996 compared favorably to the prior year quarter as a result of $.3 million of interest income earned on the proceeds of the sale of the Financial Systems business. Other income and expense, net, was negligible for both the six-month periods ended July 31, 1996 and 1995.

Provision for Income Taxes

The effective income tax rate of 39.9% for the six months ended July 31, 1996 was 0.7% percentage point higher than the effective rate applied for the same period in the prior year, primarily as a result of lower research and development credits and non-deductibility of certain foreign losses.

Liquidity and Capital Resources

With the proceeds from the sale of the Company's Financial Systems business, the Company ended the quarter with $84.2 million of cash and cash equivalents. For the six-month period ended July 31, 1996, the Company generated $17.3 million of cash flow from operating activities. Cash provided from operations and sale proceeds was used primarily to fund investments in property, plant and equipment of $6.0 million and for the early repayment of the Company's $15 million of 9.88% Secured Notes. The Company expects for the remainder of fiscal 1996 that its cash flows from operations will be adequate to fund its normal financing and investing activities. Approximately $30 million of the tax liability on the gain on the sale of the financial systems business remains to be paid between October 1996 and January 1997. In addition, the Company anticipates funding internal growth and acquisitions with its cash and cash equivalents on hand, excess cash flows from operations, and its existing revolving credit facility.

The statements which are not historical facts or are "goals" or "expectations" contained in this Quarterly Report constitute 'forward-looking' information, as defined in the recently enacted Private Securities Litigation Reform Act of 1995. The Cautionary Statements filed by the Company as Exhibit 99 to a filing made with the SEC on Form 10-K on March 31, 1996, are incorporated herein by reference and investors are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

 (b) Reports on Form 8-K filed for the three months ended July 30, 1996.

     Form 8-K dated July 10, 1996
       Item 2.  Acquisition or Disposition of Assets
                 - Disposition of NCS Financial Systems, Inc., a wholly-owned subsidiary of the Company.
       Item 7.  Financial Statements and Exhibits
                 - Pro forma Statement of Income -- Year Ended January 31, 1996





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



Dated:  September 13, 1996