Form 10-Q
period 1996-10-31
NATIONAL COMPUTER SYSTEMS INC
filed 1996-12-13
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C. 20549
                         FORM 10-Q




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 1996

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

      The number of shares of common stock, par value $.03 per shares, outstanding on November 30,1996, was 15,277,439.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                Three Months
                                              Ended October 31,
                                            -------------------
                                             1996         1995
                                            ------       ------
                                           (In thousands, except
                                             per share amounts)

REVENUES
  Net sales                                 $78,578     $69,939
  Maintenance and support                    10,205       9,773
                                            -------     -------
    Total revenues                           88,783      79,712

COST OF REVENUES
  Cost of sales                              53,302      45,498
  Cost of maintenance and support             6,836       6,957
                                            -------     -------
    Gross margin                             28,645      27,257

OPERATING EXPENSES
  Sales and marketing                        10,331       9,620
  Research and development                    2,595       2,117
  General and administrative                  7,937       8,637
                                            -------     -------
INCOME FROM OPERATIONS                        7,782       6,883

  Interest expense                              232         682
  Other income, net                            (850)       (186)
                                            -------     -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                         8,400       6,387

    Income taxes                              3,450       2,600
                                            -------     -------
INCOME FROM CONTINUING OPERATIONS             4,950       3,787
                                            -------     -------
    Income on discontinued operations,
      net of taxes of $1,500                      -       2,385
    Gain on disposition                           -           -
                                            -------     -------
NET INCOME                                  $ 4,950      $6,172
                                            =======     =======
EARNINGS PER SHARE
    Continuing operations                     $0.32       $0.24
    Discontinued operations                       -        0.15
    Gain on disposition                           -           -
                                            -------     -------
    Net income                                $0.32       $0.39
                                            =======     =======
AVERAGE SHARES OUTSTANDING                   15,463      15,821


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                Nine Months
                                             Ended October 31,
                                           --------------------
                                             1996        1995
                                           --------    --------
                                           (In thousands, except
                                             per share amounts)

REVENUES
  Net sales                                $210,503    $190,163
  Maintenance and support                    29,751      30,270
                                           --------    --------
    Total revenues                          240,254     220,433

COST OF REVENUES
  Cost of sales                             133,646     117,650
  Cost of maintenance and support            19,937      20,383
                                            -------     -------
    Gross margin                             86,671      82,400

OPERATING EXPENSES
  Sales and marketing                        30,440      28,858
  Research and development                    7,091       6,276
  General and administrative                 24,901      25,572
                                            -------     -------
INCOME FROM OPERATIONS                       24,239      21,694

  Interest expense                            1,425       2,643
  Other income, net                            (730)       (166)
                                            -------     -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                        23,544      19,217

    Income taxes                              9,500       7,624
                                            -------     -------
INCOME FROM CONTINUING OPERATIONS            14,044      11,593
                                            -------     -------
    Income (loss) on discontinued operations,
      net of taxes of $(1,100) and
      $1,626, respectively                   (2,229)      2,588
    Gain on disposition, net of taxes of
      $29,031                                38,143           -
                                            -------     -------
NET INCOME                                  $49,958     $14,181
                                            =======     =======
EARNINGS PER SHARE
    Continuing operations                     $0.90       $0.74
    Discontinued operations                   (0.14)       0.16
    Gain on disposition                        2.44           -
                                            -------     -------
    Net income                                $3.20       $0.90
                                            =======     =======
AVERAGE SHARES OUTSTANDING                   15,575      15,688

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)


                                          October 31,   January 31,
                                              1996         1996
                                           ---------    -----------
                                                (In thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $ 72,532      $  5,154

  Receivables                                64,811        68,713

  Inventories:
    Finished products                         5,560         6,012
    Scoring services and work in process     11,222         8,694
    Raw materials and purchased parts         3,635         3,630
                                           --------      --------
      Total inventories                      20,417        18,336

  Prepaid expenses and other                  8,208         8,460
  Investment in discontinued operations           -        17,557
                                           --------      --------
                    TOTAL CURRENT ASSETS    165,968       118,220

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements           50,554        49,350
  Machinery and equipment                   111,044       104,551
  Accumulated depreciation                  (86,501)      (79,072)
                                           --------      --------
    Net property, plant and equipment        75,097        74,829

OTHER ASSETS
  Acquired and internally developed
    software products                         8,260        11,865
  Non-current receivables, investments
    and other assets                         11,454        12,384
  Goodwill                                    3,903         2,426
                                           --------      --------
    Total other assets                       23,617        26,675
                                           --------      --------
                    TOTAL ASSETS           $264,682      $219,724
                                           ========      ========

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)


                                          October 31,   January 31,
                                             1996          1996
                                          ----------   -----------
                                               (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities                       $  3,203     $  2,473
  Accounts payable                           18,999       16,416
  Accrued expenses                           26,098       23,137
  Deferred income                            21,881       16,148
  Income taxes                               10,469        4,458
                                           --------     --------
               TOTAL CURRENT LIABILITIES     80,650       62,632

DEFERRED INCOME TAXES                         3,356        4,359

LONG-TERM DEBT -- less current maturities     8,098       24,535

COMMITMENTS                                       -            -

STOCKHOLDERS' EQUITY
  Preferred stock                                 -            -
  Common stock--issued and outstanding -
    15,263 and 15,365 shares,
    respectively                                458          461
  Paid-in capital                                 -        3,427
  Retained earnings                         176,129      130,007
  Deferred compensation                      (4,009)      (5,697)
                                           --------     --------
    Total stockholders' equity              172,578      128,198
                                           --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $264,682     $219,724
                                           ========     ========

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                 Nine Months Ended
                                                    October 31,
                                                ------------------
                                                  1996       1995
                                                -------    -------
                                                   (In thousands)

OPERATING ACTIVITIES
  Net income                                   $ 49,958    $14,181
  Less - gain on disposition                    (38,143)         -
  Depreciation, amortization and other
    noncash expenses                             20,344     22,038
  Change in deferred income taxes                (1,003)     1,118
  Changes in operating assets and liabilities:
    Decrease in accounts receivable               6,659     15,290
    Increase in inventory and other
      current assets                             (1,272)    (5,468)
    Decrease in accounts payable and
      accrued expenses                             (438)    (5,030)
    Increase (decrease)in deferred income         5,617     (1,027)
                                                -------    -------
      Net cash provided by operating
        activities                               41,722     41,102
                                                -------    -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment     (9,661)   (10,623)
  Capitalized software products                  (1,553)    (3,785)
  Net proceeds from disposition                  64,071          -
  Other, net                                     (3,834)       113
                                                -------    -------
      Net cash provided by (used in) investing
        activities                               49,023    (14,295)
                                                -------    -------
FINANCING ACTIVITIES
  Net decrease in revolving credit borrowing          -    (19,600)
  Repayment of secured notes                    (15,000)         -
  Net repayments of other borrowings               (466)    (1,618)
  Issuance (repurchase) of common stock, net     (3,752)     1,700
  Dividends paid                                 (4,149)    (4,172)
                                                -------    -------
      Net cash used in financing activities     (23,367)   (23,690)
                                                -------    -------
Increase in cash and cash equivalents            67,378      3,117

CASH AND CASH EQUIVALENTS - beginning of period   5,154      1,195
                                                -------    -------

CASH AND CASH EQUIVALENTS - end of period       $72,532    $ 4,312
                                                =======    =======

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended October 31, 1996, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1997.

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

Note E - On May 30, 1996, the Company entered into an agreement to sell its Financial Systems business for $95 million in cash. The sale transaction was completed as of the close of business on July 10, 1996, and the discontinued operations for the year-to-date period presented represent those operations only through July 10, 1996. Third quarter revenues of this business were $17.6 million for the period ending October 31 1995. Year-to-date revenues for the periods ended July 10, 1996 and October 31, 1995, were $17.1 million and $39.6 million, respectively. The accompanying consolidated statements have been presented to report separately the net assets and operating results of these discontinued operations. After expenses of the transaction and income taxes of $29.0 million, a gain of $38.1 million was realized on the sale.

Note F - On November 1, 1996 the Company announced that it had signed a letter of intent to acquire Macro Educational Systems, Inc. ("Macro"), a developer of administrative software systems for the K-12 education market. Under the agreement, the Company will pay $7 million in cash at closing and issue $7 million of convertible debentures. The debentures will be convertible into NCS stock ratably over a five-year term with the conversion price fixed at $24.00 per share. Additional payments may be earned contingent on financial performance of Macro.

At closing, the Company anticipates that it will take an undetermined one-time charge for acquired in-process research and development and other acquisition related costs to be incurred. Preliminary estimates of the one-time charge for in-process research and development approximate one-third of the $14 million purchase price referred to above. Such estimates are subject to change based upon final appraised values. The transaction is expected to be completed before January 31, 1997. Completion of the transaction is subject to the negotiation and execution of a definitive acquisition agreement and receiving certain regulatory approvals.


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

Recap of 1996 Third Quarter Results

For the quarter ended October 31, 1996, total revenues were up by $9.1 million or 11.4% from the quarter ended October 31, 1995. Gross margins, though down as a percentage of revenue, increased 5.1% in dollars. Operating expenses were held to a 2.4% increase, resulting in a 13.1% increase in operating income. Non-operating items, primarily related to interest income and expense, compare favorably to the prior year, and pre-tax income was 31.5% higher than the quarter ended October 31, 1995. Earnings per share were up 33.3%.

Year-to-date results reflect a 9.0% increase in total revenues for the nine months ended October 31, 1996 over the same period of the prior year. Gross margins, though down as a percentage of revenue, increased 5.2% in dollars, which combined with a 2.8% increase in operating expenses resulted in a 11.7% increase in operating income. Non-operating items, as noted above, were favorable to the prior year, and pre-tax income was 22.5% higher than the nine months ended October 31, 1995. Earnings per share were up 21.6%. A more detailed discussion of the various income statement items follows.

Revenues

Total revenues for the quarter ended October 31, 1996 were up 11.4% to $88.8 million from $79.7 million in the prior year period. Domestic revenue increases were primarily in educational state assessment services and education administrative software. International revenue increased 47% as a result of two small mid-year acquisitions and a new long-term service contract in Mexico awarded in the current quarter.

For the nine months ended October 31, 1996, revenues increased 9.0% to $240.3 million from $220.4 million. In addition to the third quarter revenue increases noted above, federal student aid services contributed to the year-to-year increase.

Cost of Revenues and Gross Margins

For the quarter ended October 31, 1996, the Company's overall gross margin dollars increased 5.1%, with the largest dollar increases being in educational state assessments, international services and education software. As a percent of revenue, overall gross margins declined to 32.3% from 34.2% for the same period in the prior year, reflecting the revenue growth in the company's lower margin services business. Gross margins on maintenance and support revenues improved by 4.2 percentage points primarily as a result of higher margins on education software support and maintenance.

For the nine months ended October 31, 1996, the Company's overall gross margin increased 5.2%, while as a percent of revenue, it declined by 1.3 percentage points. These results reflect the same factors noted above.

Operating Expenses

Sales and marketing expenses increased $.7 million or 7.4% in the quarter ended October 31, 1996, compared to the prior year quarter. For the nine-month period, these expenses increased 5.5%. As a percentage of revenues, sales and marketing expenses decreased 0.4% as a percent of revenues for both reporting periods. Increases in spending were primarily in the Data Collection Systems business, and reflect increased efforts in selling and marketing activities.

Research and development costs increased 22.6% in the quarter ended October 31, 1996 as compared to the prior year quarter. Year-to-date expenditures were up 13.0%. Spending on image technology was the primary reason for the higher spending levels, along with increases in spending on software products and test development.

General and administrative expenses decreased $.7 million for the three and nine-month periods ended October 31, 1996 as compared to the prior year periods. As a percent of revenues, these expenses declined by 1.9 and 1.2 percentage points, respectively. These variations are due to overall efforts to control these expenses and no one specific factor.

Non-operating Income and Expenses

Year-to-year changes in non-operating income and expense primarily reflects the impact of proceeds of the sale of the Financial Systems business. Interest expense decreased by $.5 million and $1.2 million for the three and nine-month periods ended October 31, 1996, respectively, from the comparable prior year periods. Other income and expense, net, for the quarter and year-to-date periods ended October 31, 1996 includes interest income of $1.2 million and $1.5 million, respectively, principally from investment of the sale proceeds.


Provision for Income Taxes

The effective income tax rate of 40.4% for the nine months ended October 31, 1996 was 0.7 percentage points higher than the effective rate applied for the same period in the prior year, primarily as a result of lower research and development credits and non-deductibility of certain foreign losses.

Liquidity and Capital Resources

With the proceeds from the sale of the Company's Financial Systems business (less federal and state tax payments) and cash generated from on-going operations, the Company ended the quarter with $72.5 million of cash and cash equivalents. For the nine-month period ended October 31, 1996, the Company generated $41.7 million of cash flow from operating activities. Cash provided from operations and sale proceeds was used primarily for short-term investments, to fund investments in property, plant and equipment of $9.7 million and for the early repayment of the Company's $15 million of 9.88% Secured Notes. The Company expects for the remainder of fiscal 1996 that its cash flows from operations will be adequate to fund its normal financing and investing activities. In addition, the Company anticipates funding internal growth and acquisitions with its cash and cash equivalents on hand, excess cash flows from operations, and existing revolving credit facility.

The statements which are not historical facts or are "goals" or "expectations" contained in this Quarterly Report constitute "forward-looking" information, as defined in the recently enacted Private Securities Litigation Reform Act of 1995. The Cautionary Statements filed by the Company as Exhibit 99 to a filing made with the SEC on Form 10-K on March 31, 1996, are incorporated herein by reference and investors are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.
         27.  Financial Data Schedule

    (b) There were no reports on Form 8-K filed for the three months ended October 31, 1996.



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



Dated:  December 13, 1996