Form 10-K
period 1997-01-31
NATIONAL COMPUTER SYSTEMS INC
filed 1997-04-24
CIK 69999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED:                          COMMISSION FILE NUMBER:
      JANUARY 31, 1997                                       0-3713
                            ------------------------
                         NATIONAL COMPUTER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


              MINNESOTA                                 41-0850527
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)
      11000 PRAIRIE LAKES DRIVE
       EDEN PRAIRIE, MINNESOTA                            55344
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: 612/829-3000
                            ------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                      Common Shares--par value $.03 a share
                                (Title of Class)

            Rights to Purchase Series A Participating Preferred Stock
                                (Title of Class)
                            ------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _X_

State the aggregate market value of the voting shares held by non-affiliates of the registrant as of April 10, 1997.
                          Common Shares, $.03 par value -- $314,968,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 10, 1997.
                          Common Shares, $.03 par value - 15,498,634 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended January 31, 1997 are incorporated by reference into Parts I, II and IV.

Portions  of  the  definitive   proxy   statement  for  the  Annual  Meeting  of
Stockholders to be held on May 22, 1997 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

National Computer Systems, Inc. ("NCS" or the "Company") is a global information services company which provides quality software and systems for the collection, management and interpretation of data. This includes capturing and aggregating data; creating a database or datastream; processing the data using software; and analyzing, interpreting and reporting results.

NCS services include data processing, analysis, data management, reporting services, networking, hardware maintenance and other professional services to meet customer needs. Data collection systems include optical mark read (OMR) and image scanning hardware, other data collection technologies, proprietary software, software maintenance and pre-printed forms. Data can be in the form of marks, machine printed bar codes and text, and/or handprinted alphanumeric characters. The Company also provides utility and application software to enhance the capability of NCS customers to manage their information effectively. Application software products are focused on specific applications within targeted markets.

NCS markets its mission critical data collection, management and reporting services and systems within four major markets: education, selected commercial niches, government, and health care.

     EDUCATION -- NCS develops and markets data collection services and systems which provide optical scanning, image based data collection and computer processing services for the large volume, complex processing needs of major test publishers, state education agencies, universities and colleges, and local school districts. The Company also supplies optical scanning systems and forms to individual school districts for in-house student assessment testing applications and administrative applications such as attendance, scheduling, grade reporting and registration; library and inventory management; financial management and payroll; and testing applications, including test generation, teacher created tests and norm- or criterion-referenced testing. NCS develops and markets application software for the administration and management of curriculum, student, and financial data at the classroom, school, school district and state levels. The Company's information processing services are provided in support of federal student financial aid programs for post-secondary education.

     COMMERCIAL -- NCS develops and markets data collection, processing and reporting services and products targeted at certain key applications in this market. These include sales/marketing applications, such as sales/order entry and quality measurement; inventory control and analysis; customer satisfaction surveys and customer data collection; training and development in the human resources area; employee attitude surveys; customer billing; payroll; human resource applications, including applicant tracking; benefits enrollment and employee evaluation; and general data collection, analysis and management. NCS provides scanners and forms for customers to do their own data collection as well as processing services in support of customers that prefer to outsource these services.

    GOVERNMENT -- The Company provides its services and products to governmental agencies for many of the same applications as in the commercial marketplace. Data collection and computer processing services, including image based data collection systems, are provided for federal and state programs.

     HEALTH CARE -- NCS publishes and markets a wide variety of assessment instruments used by mental and behavioral health and human resource professionals. When used with NCS' data collection products, these instruments assist clinical professionals in the diagnosis and treatment of patients plus track the progress of those patients. NCS scanners and forms, other data capture devices and proprietary software are also used by hospitals and clinics for collection of data during patient visits and for administrative management. The accuracy and cost effectiveness of this approach provides significant benefits to both health care providers and patients.

NCS operates in a single business segment. See Note 3 - Discontinued Operations and Special Charges of Notes to Consolidated Financial Statements for information related to the Company's sale of its Financial Systems segment on July 10, 1996 and Note 10 - Business Segment Information of Notes to Consolidated Financial Statements for business segment data, which financial statements are included in the Annual Report to Stockholders for the fiscal year ended January 31, 1997, and incorporated herein by reference.

The Company's headquarters are located at 11000 Prairie Lakes Drive, Eden Prairie, Minnesota 55344, telephone 612/829-3000.


DATA COLLECTION PRODUCTS, SERVICES AND RELATED SOFTWARE

Scanning Systems

     NCS manufactures optical mark reading (OMR) scanners which can read data from specially designed forms printed by the Company with specifically formulated inks. Computing capability is built into most scanners. Scanners usually incorporate, or interface directly with, software developed by the Company. Optical scanning equipment is most effective for applications where highest accuracy, precise response definition and cost effective data capture is required.

     The Company's lines of scanning hardware include scanners marketed as OpScan-R products. These lines of scanners provide a wide range of capabilities to meet the needs of customers. The OMR scanning systems utilize a proprietary mark discrimination system to distinguish valid marks, thus providing a very high degree of accuracy in processing responses. To enhance the usefulness of the OpScan line, the Company offers optional features, such as bar code reading capability, a transport printer to print alphanumeric messages on scanned documents, optional read formats and upgraded computer capability options.

     NCS markets image-based data collection systems which represent an extension of the Company's optical mark reading technology. When attached to a workstation computer and using sophisticated software, these scanners allow customers to efficiently and accurately collect and interpret the widest possible range of information from a printed form, including printed and handwritten data.

Scanning and Related Software

     NCS offers a number of standard software programs for use with NCS systems. Processing and application software is an important component in the Company's marketing of its scanning products and services. A principal strategy of the Company in servicing the education marketplace is to concentrate on those systems that facilitate the measurement of student progress and accountability in school administration. The Company offers standard integrated software systems and, on a fee basis, customization services.

     Software products include software to assist educators in student management, including such applications as grade reporting, attendance gathering and scheduling, as well as financial management; software for obtaining information about student performance and for analyzing and reporting test results and student progress; software to enable users to easily develop new scanning applications; software to assist scanner users with data entry to statistical analysis or database management systems and other software applications packages; software packages to statistically analyze survey or assessment data and produce a wide range of reports designed to meet a variety of reporting requirements; software for intelligent character recognition (ICR) and software for health care administration.

Scannable Forms

     The Company designs, manufactures and sells scannable forms, including multiple-page booklets. A variety of custom forms are produced that are tailored to meet specific customer needs. In addition, standardized forms are used, especially with microcomputer-based scanners, in such standard applications as testing, attendance, scheduling and student evaluation at the classroom level or customer surveys or market research in the commercial setting.

     The Company believes that the use of a properly designed and printed form is an essential element in assuring that a scanning system performs with greatest accuracy and optimum capability. In order to assure a high degree of consistency, reliability and accuracy, NCS has emphasized the use of its forms with its equipment. The Company prints its forms to exacting specifications.

Information Services

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

MARKETING

     NCS markets its data collection hardware and software and its data collection and computer processing services directly through sales employees, business partners and original equipment manufacturers and resellers located throughout the United States, who direct their efforts to the education, commercial, government, or health care market-places. Outside the United States, the Company's systems and associated products and services are sold through sales employees, distributors or independent sales agents. The Company's published tests and test scoring services are marketed principally in North America through telemarketing, direct mail, professional journal advertising and professional trade convention attendance and elsewhere through distributors. Each of the Company's sales organizations is supported by marketing and sales support personnel.

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

DEVELOPMENT OF PRODUCTS AND SERVICES

     The Company's development efforts are directed toward new product development and enhancements to existing products. During the fiscal years ended January 31, 1997, 1996 and 1995, the Company spent, including certain capitalized software development costs, approximately $9.9 million, $8.8 million and $11.6 million, respectively. The expenditures relate principally to software product development (primarily focused on application software) and scanning software and equipment development.

MANUFACTURING

     The Company assembles its scanning equipment from electronic components, metal stampings, molded plastic parts and mechanical sub-assemblies. These parts are generally available from multiple sources. The Company assembles most of the scanning systems equipment at its Eagan, Minnesota facility. Computer hardware is purchased from other manufacturers.

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

COMPETITION

     Competition in the data collection and information management industry is intense. Optical scanning and imaging are only two of numerous data collection methods. The Company continues to focus on the development of education, government, commercial and health care markets where scanning technology has advantages over other data entry technologies. NCS scanning systems incorporate optical scanning equipment, and can include computer hardware and proprietary software, all of which are marketed as turn-key systems.

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

     "OpScan", "CIMS", "SASI", "NCS" and "5000i" appearing herein are trademarks or registered trademarks of National Computer Systems, Inc.

EMPLOYEES

     As of February 28, 1997, the Company employed approximately 2,700 full-time employees. None of the Company's employees are subject to a collective bargaining agreement, and the Company believes that its employee relations are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all of the executive officers of the Company as of February 28, 1997 are listed below along with their business experience during the past five years.

NAME                                  AGE        POSITION
------------------------           --------      ----------------------------
Russell A. Gullotti                   54         Chairman of the Board,
                                                 President and Chief Executive
                                                  Officer
Robert C. Bowen                       55         Senior Vice President
Michael C. Brewer                     50         Vice President and General
                                                  Counsel
John W. Fenton, Jr.                   56         Secretary-Treasurer
Clive M. Hay-Smith                    39         Vice President
Michael A. Morache                    46         Vice President
Richard L. Poss                       51         Senior Vice President
David W. Smith                        52         Vice President
Jeffrey W. Taylor                     43         Vice President and Chief
                                                  Financial Officer
Adrienne T. Tietz                     50         Vice President

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

     Mr. Morache has been a Vice President of NCS since May, 1996. Prior to that he was a Vice President of Unisys Corporation (information management company) from September, 1995 to May, 1996 and before that, a Senior Vice President with ALLTEL Information Services, Inc. (information processing management, outsourcing services and application software) for more than five years.

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


ITEM 2.  PROPERTIES

     The Company's principal facilities are as follows:

                            SQUARE
LOCATION                    FOOTAGE                GENERAL PURPOSE
---------------         --------------       ---------------------------

Eden Prairie, MN            45,000            Executive general offices

Mesa, AZ (1)                40,000            Education software and services
                                               general offices, sales and
                                               marketing, product development
                                               and support

Iowa City, IA                                 Assessment and test processing
  Building 1 (1)           168,000             and data processing services,
  Building 2 (1)           112,000             general offices and operations

Lawrence, KS                                  Data processing services,
  Building 1                27,000             general offices and operations
  Building 2                12,000

Minnetonka, MN  (1)         54,000            Test publishing and scoring
                                               general offices and operations

Eagan, MN (1)              109,000            Scanner hardware development
                                               and manufacturing; NCS
                                               Services general offices,
                                               sales and marketing;
                                               customer support services
                                               general offices and
                                               operations; and
                                               international operations
                                               general offices, sales and
                                               marketing

Edina, MN (1)              101,000            Data Collection Systems
                                               general offices, sales and
                                               marketing; scanner software
                                               development; and forms
                                               general offices

Owatonna, MN (1)           128,000            Forms design and production

Columbia, PA (1)           121,000            Forms design and production

Rotherham, South            34,000            Forms design and production
Yorkshire England (1)

--------------------------

(1)  Denotes NCS owned facility.


     The Company believes that its facilities are adequate to meet its current needs.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to nor is its property subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the fiscal year ended January 31, 1997 to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

     "Quarterly Market Data" included in the Annual Report to Stockholders for the year ended January 31, 1997 is incorporated herein by reference.

      On January 21, 1997, NCS issued $7,000,000 of subordinated convertible debentures (the "Debentures") in a transaction that was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Debentures were issued to certain former shareholders of Macro Educational Systems, Inc. ("Macro") pursuant to a Purchase and Sale Agreement dated January 21, 1997 (the "Acquisition Agreement") among NCS and the former shareholders of Macro, providing for the acquisition of all of the issued shares of capital stock of Macro by NCS. The Debentures are convertible into shares of Common Stock of NCS at a conversion rate of $24.00 per share, and, accordingly, a total of 291,666 shares of NCS Common Stock may be issued upon conversion of the Debentures. Pursuant to the Acquisition Agreement and contingent upon the Macro business unit exceeding certain pre-tax income level targets over the next five years, NCS agreed to issue up to an additional $3,500,000 of convertible subordinated debentures (the "Contingent Debentures") to certain former shareholders of Macro. The Contingent Debentures, if issued, would have substantially the same terms as the Debentures and would be convertible into up to 145,833 shares of Common Stock. In addition, NCS agreed to make cash payments of up to $2,500,000 to certain former Macro shareholders over the next five years in the event certain Macro business unit pre-tax income level targets are exceeded. No underwriter or placement agent was involved in the transaction described above, and NCS did not receive any cash consideration for the Debentures, the Contingent Debentures or the contingent cash payments (which were all part of the purchase price paid by NCS for Macro.) All securities were or will be issued by NCS to the former Macro shareholders in transactions exempt pursuant to Rule 506 under the Securities Act.

ITEM 6.       SELECTED FINANCIAL DATA

     "Five Year Financial Data" included in the Annual Report to Stockholders for the year ended January 31, 1997 is incorporated herein by reference.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     "Management's   Discussion  and  Analysis  of  Results  of  Operations  and
Financial Condition" included in the Annual Report to Stockholders for the year ended January 31, 1997 is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended January 31, 1997, are incorporated herein by reference:

     Consolidated Balance Sheets -- January 31, 1997 and 1996

     Consolidated Statements of Income -- Years ended January 31, 1997, 1996 and
          1995

     Consolidated  Statements of Changes in Stockholders'  Equity -- Years ended
          January 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows -- Years ended January 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements -- January 31, 1997

     Report of Independent Auditors dated March 2, 1997

     Quarterly Results of Operations (Unaudited)


ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors" included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1997 and "Executive Officers of the Registrant" in Part I of this report are incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

     "Summary Compensation Table" and "Stock Options" sections included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1997 are incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Election of Directors" and "Ownership of NCS Common Stock by Certain Beneficial Owners and Executive Officers" included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1997 is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)     List of Financial Statements and Financial Statement Schedules

     (1) The following consolidated financial statements of National Computer Systems, Inc. and subsidiaries, included in the Annual Report to Stockholders for the year ended January 31, 1997, are incorporated by reference in Item 8:

                      Consolidated Balance Sheets -- January 31, 1997 and 1996

                      Consolidated Statements of Income -- Years ended January
                         31, 1997, 1996 and 1995

                      Consolidated Statements of Changes in Stockholders'
                         Equity --Years ended January 31, 1997, 1996 and 1995

                     Consolidated Statements of Cash Flows -- Years ended
                         January 31, 1997, 1996 and 1995

                      Notes to Consolidated Financial Statements -- January 31,
                         1997

                      Report of Independent Auditors dated March 2, 1997

     (2) Consolidated financial statement schedules of National Computer Systems, Inc. and subsidiaries required to be filed by Item 14(d):

             All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


     (3)     Listing of Exhibits:


 EXHIBIT

     3.1 Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3 to the NCS Form 10-Q for the quarter ended April 30, 1987.

     3.2 Bylaws, as amended and restated, are incorporated herein by reference to Exhibit 3.2 to the NCS Form 8-K dated March 4, 1996.

     4.1 Instruments with respect to long-term debt where the total debt authorized thereunder does not exceed 10% of the consolidated total assets of the registrant are not being filed; the registrant will furnish a copy of any such instrument to the Commission upon request.

     4.2 Amended and Restated Rights Agreement dated as of March 4, 1996 between NCS and Norwest Bank Minnesota, National Association (including the form of Right Certificate attached as Exhibit B thereto) is incorporated herein by reference to Exhibit 1 to Amendment No. 2 to Form 8-A/A dated March 13, 1996.

     4.3 Amended and Restated Credit Agreement dated as of July 31, 1991 between NCS and Norwest Bank Minnesota, National Association, The First National Bank of Chicago and First Bank National Association, and as further amended by the First Amendment thereto dated as of January 25, 1994, is incorporated herein by reference to Exhibit 4C to the Company's Form 10-K for the fiscal year ended January 31, 1994.


     4.4 Second Amendment dated as of July 22, 1994, Assignment Agreement dated as June 1, 1995 and the Third Amendment dated July 24, 1995 to the Amended and Restated Credit Agreement dated as of July 31, 1991 between NCS and Norwest Bank Minnesota, National Association, The First National Bank of Chicago and First Bank National Association and as further amended by the First Amendment thereto dated as of January 25, 1994 is incorporated herein by reference to
             Exhibit 4.4 to the Company's Form 10-K for the fiscal year ended January 31, 1996.


     *10.1 Change of Control Agreement dated April 15, 1996, by and between NCS and certain executives of NCS is incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended April 30, 1996.

     *10.2 NCS 1984 Employee Stock Option Plan is incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the quarter ended July 31, 1984.

     *10.3 NCS 1986 Employee Stock Option Plan is incorporated herein by reference to Exhibit 10D to the Company's Form 10-K for the fiscal year ended January 31, 1986.

     *10.4 NCS Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10F to the Company's Form 10-K for the fiscal year ended January 31, 1989.

     *10.5 NCS 1990 Employee Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 31, 1995.

     *10.6 NCS 1995 Employee Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 31, 1995.

     *10.7 NCS 1990 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended October 31, 1995.

     *10.8 NCS 1992 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10I to the Company's Form 10-K for the fiscal year ended January 31, 1992.

     *10.9 Description of Retirement Arrangements with David C. Malmberg is incorporated herein by reference to Exhibit 19 to the Company's Form 10-Q for the fiscal quarter ended October 31, 1992.

     *10.10 Amended and Restated Severance Agreement dated May 23, 1996, by and between NCS and Russell A. Gullotti is incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended April 30, 1996.

     *10.11 Agreement dated August 22, 1994 between NCS and Charles W. Oswald is incorporated herein by reference to Exhibit 10(b) to the Company's Form 10-Q for the fiscal quarter ended October 31, 1994.

     *10.12  Oswald  Stock  Option Plan is  incorporated  herein by reference to
             Exhibit 10O to the Company's Form 10-K for the fiscal year ended January 31, 1995.

     *10.13  NCS 1997 Long-Term Incentive Plan.

     *10.14  NCS 1997 Employee Stock Option Plan.

     *10.15 NCS Corporate Management Incentive Plan -- 1996 is incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended January 31, 1996.

     *10.16  NCS Corporate Management Incentive Plan -- 1997.

     11      Statement Re: Computation of Earnings Per Share.

     13 Portions of NCS' Annual Report to Stockholders for the fiscal year ended January 31, 1997.

     21      Significant Subsidiaries.

     23      Consent of Independent Auditors.

     24 Power of Attorney authorizing J.W. Fenton, Jr. to sign the NCS Form 10-K for the year ended January 31, 1997 on behalf of other officers and directors.

     27      Financial Data Schedule.

     99 Cautionary statements identifying important factors that could cause the Company's actual results to differ from those projected in forward looking statements.

----------------
     * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.



     (b)     Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended January 31, 1997.

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

                                                NATIONAL COMPUTER SYSTEMS, INC.
Dated: April 23, 1997                           By:    /s/ J. W. FENTON, JR.
                                                     ------------------------
                                                           J. W. Fenton, Jr.
                                                     SECRETARY-TREASURER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  RUSSELL A. GULLOTTI *                 Chairman of the Board of Directors,
    ----------------------                President and Chief Executive
    Russell A. Gullotti                   Officer (principal executive officer)

By  DAVID C. COX *                        Director
    ----------------------
    David C. Cox

By  MOSES JOSEPH*                         Director
    ----------------------
    Moses Joseph

By  JEAN B. KEFFELER*                     Director
    ----------------------
    Jean B. Keffeler

By  CHARLES W. OSWALD *                   Director
    ----------------------
    Charles W. Oswald

By  STEPHEN G. SHANK *                    Director
    ----------------------
    Stephen G. Shank

By  JOHN E. STEURI *                      Director
    ----------------------
    John E. Steuri

By  JEFFREY E. STIEFLER *                 Director
    ----------------------
    Jeffrey E. Stiefler

By  JOHN W. VESSEY *                      Director
    ----------------------
    John W. Vessey

By  JEFFREY W. TAYLOR *                   Vice President and Chief
    ----------------------                Financial Officer (principal
    Jeffrey W. Taylor                     financial officer and
                                          principal accounting officer)

* Executed on behalf of the indicated officers and directors of the registrant by J. W. Fenton, Jr., Secretary-Treasurer, duly appointed attorney-in-fact.


/s/ J. W. FENTON, JR.
--------------------------                Dated: April 23, 1997
    J. W. Fenton, Jr.
   (ATTORNEY-IN-FACT)

                                    FORM 10-K
                         NATIONAL COMPUTER SYSTEMS, INC.
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                                  EXHIBIT INDEX



 EXHIBIT
-------------
     10.13     NCS 1997 Long-Term Incentive Plan.

     10.14     NCS 1997 Employee Stock Option Plan.

     10.16     NCS Corporate Management Incentive Plan -- 1997.

     11        Statement Re: Computation of Earnings per Share.

     13 Portions of NCS' Report to Stockholders for the fiscal year ended January 31, 1997.

     21        Significant Subsidiaries.

     23        Consent of Independent Auditors.

     24 Power of Attorney authorizing a certain person to sign the NCS Form 10-K for the year ended January 31, 1997 on behalf of other officers and directors.

     27        Financial Data Schedule.

     99 Cautionary statements identifying important factors that could cause the Company's actual results to differ from those projected in forward looking statements.