Form 10-Q
period 1997-04-30
NATIONAL COMPUTER SYSTEMS INC
filed 1997-06-13
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C. 20549
                         FORM 10-Q




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 1997

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

      The number of shares of common stock, par value $.03 per share, outstanding on May 31, 1997, was 15,318,488.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                               Three Months
                                              Ended April 30,
                                            -------------------
                                             1997         1996
                                            ------       ------
                                           (In thousands, except
                                             per share amounts)
REVENUES
  Information services                      $33,864     $31,004
  Product sales                              34,037      29,808
  Maintenance and support                    11,070       9,695
                                            -------     -------
    Total revenues                           78,971      70,507

COST OF REVENUES
  Cost of information services               25,496      23,352
  Cost of product sales                      15,235      13,788
  Cost of maintenance and support             7,429       6,629
                                            -------     -------
    Gross margin                             30,811      26,738

OPERATING EXPENSES
  Sales and marketing                        12,438       9,692
  Research and development                    2,153       2,164
  General and administrative                  8,920       8,301
                                            -------      ------
INCOME FROM OPERATIONS                        7,300       6,581

  Interest expense                              325         568
  Other expense, net                            227         652
                                            -------     -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                         6,748       5,361

  Income taxes                                2,700       2,160
                                            -------     -------
INCOME FROM CONTINUING OPERATIONS             4,048       3,201
                                            -------     -------
  Loss from discontinued operations,
    net of tax benefit of $260                  -          (370)
                                            -------     -------
NET INCOME                                  $ 4,048      $2,831
                                            =======     =======
EARNINGS PER SHARE
  Continuing operations                       $0.26       $0.20
  Discontinued operations                         -       (0.02)
                                            -------     -------
  Net income                                  $0.26       $0.18
                                            =======     =======
AVERAGE SHARES OUTSTANDING                   15,482      15,631

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)



                                           April 30,    January 31,
                                              1997         1997
                                           ---------    -----------
                                                (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $ 27,436      $ 58,079

  Receivables                                79,321        79,056

  Inventories:
    Finished products                         4,615         4,765
    Scoring services and work in process     14,932         9,221
    Raw materials and purchased parts         3,602         4,190
                                           --------      --------
      Total inventories                      23,149        18,176

  Prepaid expenses and other                  5,782         5,526
                                           --------      --------
                    TOTAL CURRENT ASSETS    135,688       160,837

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements           52,237        51,741
  Machinery and equipment                   116,381       111,921
  Accumulated depreciation                  (90,901)      (87,353)
                                           --------      --------
    Net property, plant and equipment        77,717        76,309

OTHER ASSETS
  Acquired and internally developed
    software products                        16,515        17,578
  Non-current receivables, investments
    and other assets                         11,924        11,640
  Goodwill                                   25,387         7,556
                                           --------      --------
    Total other assets                       53,826        36,774
                                           --------      --------
                    TOTAL ASSETS           $267,231      $273,920
                                           ========      ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                              April 30,   January 31,
                                                 1997        1997
                                             ----------   -----------
                                                  (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities                          $  3,725     $  3,819
  Accounts payable                              18,918       20,886
  Accrued expenses                              28,233       28,832
  Deferred income                               19,190       23,079
  Income taxes                                   1,764        5,556
                                              --------     --------
               TOTAL CURRENT LIABILITIES        71,830       82,172

DEFERRED INCOME TAXES                            6,890        5,385

LONG-TERM DEBT -- less current maturities       14,974       16,329

COMMITMENTS                                          -            -

STOCKHOLDERS' EQUITY
  Preferred stock                                    -            -
  Common stock--issued and outstanding -
  15,301 and 15,235 shares, respectively           459          457
  Paid-in capital                                1,279            -
  Retained earnings                            176,347      173,564
  Deferred compensation                         (4,548)      (3,987)
                                              --------     --------
    Total stockholders' equity                 173,537      170,034
                                              --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $267,231     $273,920
                                              ========     ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                  Three Months Ended
                                                       April 30,
                                                  ------------------
                                                     1997       1996
                                                  -------    -------
                                                     (In thousands)
OPERATING ACTIVITIES
  Net income from continuing operations           $ 4,048      3,201
  Loss from discontinued operations                     -       (370)
  Depreciation, amortization and other
    noncash expenses                                6,780      7,091
  Provision for deferred income taxes                (161)      (444)
  Changes in operating assets and liabilities:
    Accounts receivable                                (2)    11,390
    Inventory and other current assets             (5,099)    (4,902)
    Accounts payable and accrued expenses          (7,516)    (7,412)
    Deferred income                                (4,006)    (2,082)
                                                  -------    -------
      Net cash (used in) provided by
        operating activities                       (5,956)     6,472
                                                  -------    -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment       (4,707)    (2,431)
  Acquisitions, net                                (2,742)         -
  Capitalized software products                         -       (711)
  Other, net                                       (1,310)      (386)
                                                  -------    -------
      Net cash used in investing activities        (8,759)    (3,528)
                                                  -------    -------
FINANCING ACTIVITIES
  Net increase in revolving credit borrowing            -          -
  Net repayments of other borrowings               (1,493)      (240)
  Issuance (repurchase) of common stock, net      (13,072)       844
  Dividends paid                                   (1,363)    (1,386)
                                                  -------    -------
    Net cash used by financing activities         (15,928)      (782)
                                                  -------    -------
      (Decrease) increase in cash                 (30,643)     2,162

CASH - beginning of period                         58,079      5,154
                                                  -------    -------
CASH - end of period                              $27,436    $ 7,316
                                                  =======    =======


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended April 30, 1997, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1998.

Note B - Earnings per share for the respective operating periods are computed based on average shares outstanding and common stock equivalents.

Note C - The Company has 10,000,000 shares of $.01 par value Preferred Stock authorized of which none is outstanding. 50,000,000 shares of $.03 par value Common Stock are authorized.

Note D - On April 30, 1997, the Company was served with a summons and complaint in a lawsuit from a former customer for expenses, alleged loan defaults, and other damages related to performance under three loan processing and servicing agreements. This action formalized the claim that had previously been filed against the Company as had been disclosed in the Company's Annual Report on Form 10-K since January 31, 1995. The Company has tendered the defense of this claim to its insurer, and the insurer has accepted that defense subject to a reservation of rights. The Company's position with respect to the lawsuit is the same as its position with respect to the original claim. The Company has carefully reviewed the claims set forth in the complaint, denies such claims, and will vigorously defend against the lawsuit. In addition, the Company intends to file all appropriate counterclaims. The Company does not believe that any adverse outcome in the lawsuit would result in a material adverse effect on the Company's financial position or results of operations.

Note E - In April 1997, the Company acquired all of the common and preferred stock of Virtual University Enterprises (VUE), an electronic course registration and training administration company. The purchase price was approximately $14.6 million and consisted of stock of the Company and cash, and was allocated principally to goodwill. Also, the Company's 51%-owned Australian subsidiary acquired a local company in the quarter ended April 30, 1997. The purchase price, which was approximately $2 million, was primarily allocated to goodwill. The impact of these acquisitions on revenue and net income for the first quarter was not significant.

Note F - The Company sold its Financial System segment in July 1996 for $95.0 million of cash. The gain on the sale, recorded in the second quarter 1996, was $38.1 million. The segment's revenue in the quarter ended April 30, 1996 was $11.1 million, and the segment's loss for that quarter was $370,000, or $.02 per share.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

National Computer Systems, Inc. is an information services company providing services and systems for the collection, management and interpretation of data. The Company markets these products and services predominantly in the education market, but also in the business, government and health care markets through its various operating units. The discussion below covers only the Company's continuing operations and not the discontinued operations of its Financial Systems business that was sold in July 1996.

Recap of 1997 First Quarter Results

For the quarter ended April 30, 1997, total revenues were up by $8.5 million or 12.0% from the quarter ended April 30, 1996. Overall gross margin improved by
1.1 percentage points as a percent of revenue and gross margin dollars increased $4.1 million or 15.2%. Operating expenses, principally sales and marketing, increased by 16.6%, however, as a percent of revenue, these expenses increased only 1.2 percentage points. Income from operations increased $.7 million or 10.9%. Non-operating items, primarily related to interest income and expense, compares favorably to the prior year. Pre-tax income was 25.9% higher than the quarter ended April 30, 1996, and earnings per share were up by 30.0%.

Revenues

Total revenues for the quarter ended April 30, 1997 were up 12.0% to $79.0 million from $70.5 million in the prior year. By revenue category, first quarter 1997 compares to first quarter 1996 as follows:

          Information services         + 9.2%
          Product sales                +14.2%
          Maintenance and support      +14.2%

The increase in information services revenues is the result of a long-term service contract in Mexico awarded in the third quarter of fiscal 1996 as well as two small international acquisitions which the Company completed in the second and third quarters of fiscal 1996. These increases in international information services revenues were partially offset by timing of volumes of student financial aid and educational assessment processing at the Company's
Iowa City service center. The increase in product sales and maintenance and support revenues are primarily due to higher education administrative software sales and software support revenues from internal growth as well as a result of incremental revenues attributable to the fourth quarter 1996 acquisition of Macro Educational Systems, Inc.

Cost of Revenues and Gross Margins

For the quarter ended April 30, 1997, the Company's overall gross margin improved by 1.1 percentage points to 39.0% from 37.9% for the same period in the prior year. The gross margin on information services revenues remained relatively constant quarter-to-quarter. Gross margins on product sales improved by 1.5 percentage points as a result of increased sales of education administrative software as discussed above. The gross margin on maintenance and support revenues improved by 1.3 percentage points as a result of higher revenues of education software support as mentioned above.

Operating Expenses

Sales and marketing expenses increased $2.7 million or 28.3% in the quarter ended April 30, 1997, over the prior year quarter. As a percentage of revenues, sales and marketing expenses increased by 2.1 percentage points. This quarter-to-quarter increase is primarily the result of the acquisitions the Company made in fiscal 1996.

Research and development costs were essentially flat in the quarter ended April 30, 1997 as compared to the quarter ended April 30, 1996. For the full year, these expenses are expected to be at modestly higher levels for fiscal 1997 than fiscal 1996, as the Company continues its investment in imaging technology, software products and test development, as well as research and development expenditures in the electronic testing field.

General and administrative expenses increased by $0.6 million for the quarter ended April 30, 1997, from the prior year quarter. This quarter-to-quarter increase is principally the result of the acquisitions the Company made in fiscal 1996. As a percent of revenues, general and administrative expenses declined by .5 percentage points. For fiscal 1997, these expenses are expected to be higher than the previous year, but remain relatively constant as a percent of revenues.

Non-operating Expenses

Interest expense decreased by $.2 million in the quarter ended April 30, 1997, from the comparable prior year period. This decrease is the result of substantially lower debt levels in the first quarter of 1997 than the first quarter of 1996. Other income and expense, net, for the three months ended April 30, 1997 compares favorably to the prior year period as a result of $.6 million of interest income.

Provision for Income Taxes

The effective income tax rate of 40.0% for the quarter ended April 30, 1997 was essentially equal to the 40.3% effective tax rate for the first quarter of the prior year.

Liquidity and Capital Resources

For the three-month period ended April 30, 1997, the Company used $6.0 million of cash to fund operating activities as contrasted with funds provided by operations of $6.5 million in the same period of the prior year. This quarter-to-quarter comparison is predominantly the result of slower collections on trade accounts receivable in the first quarter of 1997, principally from government agencies. Cash on hand at the beginning of the year was used to fund operating activities, investment in property, plant and equipment of $4.7 million, acquisitions of $2.7 million, stock repurchases of $13.1 million as well as pay dividends of $1.4 million. The Company expects for the remainder of fiscal 1997 that its positive cash flows from operations will be adequate to fund its normal financing and investing activities. In addition, the Company anticipates funding internal growth and acquisitions with its cash and cash equivalents on hand, excess cash flows from operations, and existing revolving credit facility. The Company plans to hold relatively constant the number of shares of common stock outstanding and will, therefore, generally repurchase shares only to offset new issuances, if any.

The statements which are not historical facts or are "goals" or "expectations" contained in this Quarterly Report constitute "forward-looking" information, as defined in the Private Securities Litigation Reform Act of 1995. The Cautionary Statements filed by the Company as Exhibit 99 to the Annual Report on Form 10-K for the year ended January 31, 1997, are incorporated herein by reference, and shareholders and prospective investors are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Item 5 - Other Events of the Company's Report on Form 8-K dated April 30, 1997 is incorporated herein by reference.

Item 2.   Changes in Securities

          On April 10, 1997, the Company issued 542,632 shares of Common Stock to former shareholders of Virtual University Enterprises, Inc. ("VUE") in connection with the Company's acquisition of VUE pursuant to the acquisition agreement between the Company and VUE. The Company acquired certain of the issued and outstanding shares of common and preferred stock of VUE in exchange for the Company's Common Stock. See Note E of Notes to Consolidated Financial Statements for the quarter ended April 30, 1997.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The registrant held its Annual Meeting of Stockholders on May 22, 1997.

          (c) Briefly described below are the only matters voted on at the Annual meeting and the number of votes with respect to each matter.

             (i) Election of Board of Directors

                                                        Withhold
                        Name                For        Authority
                        ----                ---        ---------
                 Russell A. Gullotti     13,024,641      47,041
                 David C. Cox            12,729,617     342,065
                 Moses S. Joseph         12,871,584     200,098
                 Jean B. Keffeler        13,032,153      39,529
                 Charles W. Oswald       12,703,590     368,092
                 Stephen G. Shank        12,745,312     326,370
                 John E. Steuri          13,035,113      36,569
                 Jeffrey E. Stiefler     13,035,599      36,083
                 John W. Vessey          13,024,128      47,554

            (ii) Appproval of the 1997 Employee Stock Option Plan

                 For                     12,021,870
                 Against                    140,734
                 Abstain                    783,044
                 Broker Non-Vote            126,034

           (iii) Approval of the 1997 Long-Term Incentive Plan

                 For                     11,405,423
                 Against                    746,287
                 Abstain                    793,938
                 Broker Non-Vote            126,034

            (iv) Approval of the appointment of Ernst & Young LLP
                 as auditors for the year ending January 31, 1998

                 For                     13,033,443
                 Against                     26,964
                 Abstain                     11,276
                 Broker Non-Vote                  0

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.
         27.  Financial Data Schedule

    (b)  Reports on Form 8-K filed for the three months ended April 30, 1997.

         Form 8-K dated March 18, 1997
             Item 5.  Other Events
                      - Authorization for the repurchase of up to
                        1 million shares of the Company's stock

             Item 7.  Financial Statements and Exhibits
                      -  Press Release, dated March 18, 1997

         Form 8-K dated April 30, 1997
             Item 5.  Other Events
                      - Legal   proceedings   filed   against   the  Company  by
                        University Support Services, Inc.



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



Dated:  June 13, 1997