Form 10-Q
period 1997-07-31
NATIONAL COMPUTER SYSTEMS INC
filed 1997-09-12
CIK 69999

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 1997

Commission File Number: 0-3713


                 NATIONAL COMPUTER SYSTEMS, INC.
--------------------------------------------------------------
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

      The number of shares of common stock, par value $.03 per share, outstanding on August 31, 1997, was 15,362,939.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                     Three Months
                                                    Ended July 31,
                                                 -------------------
                                                  1997         1996
                                                 ------       ------
                                                (In thousands, except
                                                  per share amounts)
REVENUES
  Information services                           $45,488     $37,016
  Product sales                                   38,857      34,097
  Maintenance and support                         11,684       9,851
                                                 -------     -------
    Total revenues                                96,029      80,964

COST OF REVENUES
  Cost of information services                    32,152      27,665
  Cost of product sales                           17,804      15,539
  Cost of maintenance and support                  8,006       6,472
                                                 -------     -------
    Gross margin                                  38,067      31,288

OPERATING EXPENSES
  Sales and marketing                             13,688      10,417
  Research and development                         1,549       2,332
  General and administrative                      10,957       8,663
                                                 -------      ------
INCOME FROM OPERATIONS                            11,873       9,876

  Interest expense                                   310         625
  Other (income) expense, net                        (48)       (532)
                                                 -------     -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             11,611       9,783

  Income taxes                                     4,600       3,890
                                                 -------     -------
INCOME FROM CONTINUING OPERATIONS                  7,011       5,893
                                                 -------     -------
  Loss from discontinued operations,
    net of tax benefit of $1,000                       -      (1,859)
  Gain on disposition, net of taxes of $29,031         -      38,143
                                                 -------     -------
NET INCOME                                       $ 7,011     $42,177
                                                 =======     =======
EARNINGS PER SHARE
  Continuing operations                            $0.45       $0.38
  Discontinued operations                              -       (0.12)
  Gain on disposition                                  -        2.44
                                                 -------     -------
  Net income                                       $0.45       $2.70
                                                 =======     =======
AVERAGE SHARES OUTSTANDING                        15,581      15,633

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                      Six Months
                                                    Ended July 31,
                                                 -------------------
                                                  1997         1996
                                                 ------       ------
                                                (In thousands, except
                                                  per share amounts)
REVENUES
  Information services                          $ 79,352    $ 68,020
  Product sales                                   72,894      63,905
  Maintenance and support                         22,754      19,546
                                                --------    --------
    Total revenues                               175,000     151,471

COST OF REVENUES
  Cost of information services                    57,648      51,017
  Cost of product sales                           33,039      29,327
  Cost of maintenance and support                 15,435      13,101
                                                 -------     -------
    Gross margin                                  68,878      58,026

OPERATING EXPENSES
  Sales and marketing                             26,126      20,109
  Research and development                         3,702       4,496
  General and administrative                      19,877      16,964
                                                 -------      ------
INCOME FROM OPERATIONS                            19,173      16,457

  Interest expense                                   635       1,193
  Other (income) expense, net                        179         120
                                                 -------     -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             18,359      15,144

  Income taxes                                     7,300       6,050
                                                 -------     -------
INCOME FROM CONTINUING OPERATIONS                 11,059       9,094
                                                 -------     -------
  Loss from discontinued operations,
    net of tax benefit of $1,360                       -      (2,229)
  Gain on disposition, net of taxes of $29,031         -      38,143
                                                 -------     -------
NET INCOME                                       $11,059     $45,008
                                                 =======     =======
EARNINGS PER SHARE
  Continuing operations                            $0.71       $0.58
  Discontinued operations                              -       (0.14)
  Gain on disposition                                  -        2.44
                                                 -------     -------
  Net income                                       $0.71       $2.88
                                                 =======     =======
AVERAGE SHARES OUTSTANDING                        15,545      15,636

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                              July 31,    January 31,
                                                1997          1997
                                             ---------    -----------
                                                   (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $  8,518      $ 58,079

  Receivables                                   91,753        79,056

  Inventories:
    Finished products                            5,651         4,765
    Scoring services and work in process        13,001         9,221
    Raw materials and purchased parts            3,298         4,190
                                              --------      --------
      Total inventories                         21,950        18,176

  Prepaid expenses and other                     5,886         5,526
                                              --------      --------
                    TOTAL CURRENT ASSETS       128,107       160,837

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements              52,752        51,741
  Machinery and equipment                      121,155       111,921
  Accumulated depreciation                     (94,637)      (87,353)
                                              --------      --------
    Net property, plant and equipment           79,270        76,309

OTHER ASSETS
  Acquired and internally developed
    software products                           16,180        17,578
  Non-current receivables, investments
    and other assets                            23,400        11,640
  Goodwill                                      44,420         7,556
                                              --------      --------
    Total other assets                          84,000        36,774
                                              --------      --------
                    TOTAL ASSETS              $291,377      $273,920
                                              ========      ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                               July 31,   January 31,
                                                 1997        1997
                                             ----------   -----------
                                                  (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities                          $  3,523     $  3,819
  Accounts payable                              21,761       20,886
  Accrued expenses                              30,250       28,832
  Deferred income                               31,636       23,079
  Income taxes                                   2,481        5,556
                                              --------     --------
               TOTAL CURRENT LIABILITIES        89,651       82,172

DEFERRED INCOME TAXES                            6,668        5,385

LONG-TERM DEBT -- less current maturities       14,163       16,329

COMMITMENTS                                          -            -

STOCKHOLDERS' EQUITY
  Preferred stock                                    -            -
  Common stock--issued and outstanding -
  15,301 and 15,235 shares, respectively           460          457
  Paid-in capital                                1,542            -
  Retained earnings                            181,990      173,564
  Deferred compensation                         (3,097)      (3,987)
                                              --------     --------
    Total stockholders' equity                 180,895      170,034
                                              --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $291,377     $273,920
                                              ========     ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                   Six Months Ended
                                                       July 31,
                                                  ------------------
                                                     1997       1996
                                                  -------    -------
                                                     (In thousands)
OPERATING ACTIVITIES
  Net income                                      $11,059    $45,008
  Less - gain on disposition                            -    (38,143)
  Depreciation, amortization and other
    noncash expenses                               14,015     13,496
  Provision for deferred income taxes                (383)    (4,603)
  Changes in operating assets and liabilities:
    Accounts receivable                            (6,834)     5,492
    Inventory and other current assets             (3,281)       (18)
    Accounts payable and accrued expenses          (5,351)    (7,647)
    Deferred income                                 3,212      3,691
                                                  -------    -------
      Net cash provided by
        operating activities                       12,437     17,276
                                                  -------    -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment       (9,188)    (6,038)
  Acquisitions, net                               (32,192)    (3,158)
  Capitalized software products                         -     (1,553)
  Net proceeds from disposition                         -     92,278
  Other, net                                       (3,620)       457
                                                  -------    -------
      Net cash provided (used) in
        investing activities                      (45,000)    81,986
                                                  -------    -------
FINANCING ACTIVITIES
  Net increase in revolving credit borrowing            -          -
  Repayment of secured notes                            -    (15,000)
  Net repayments of other borrowings               (1,506)      (218)
  Repurchase of common stock, net                 (12,750)    (2,279)
  Dividends paid                                   (2,742)    (2,774)
                                                  -------    -------
    Net cash used by financing activities         (16,998)   (20,271)
                                                  -------    -------
      (Decrease) increase in cash                 (49,561)    78,991

CASH AND CASH EQUIVALENTS - beginning of period    58,079      5,174
                                                  -------    -------
CASH AND CASH EQUIVALENTS - end of period         $ 8,518    $84,165
                                                  =======    =======


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended July 31, 1997, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1998.

Note B - Earnings per share for the respective operating periods are computed based on average shares outstanding and common stock equivalents.

Note C - The Company has 10,000,000 shares of $.01 par value Preferred Stock authorized of which none is outstanding. 50,000,000 shares of $.03 par value Common Stock are authorized.

Note D - On April 30, 1997, the Company was served with a summons and complaint in a lawsuit from a former customer for expenses, alleged loan defaults, and other damages related to performance under three loan processing and servicing agreements. The Company has tendered the defense of this claim to its insurer, and the insurer has accepted that defense subject to a reservation of rights. The Company has carefully reviewed the claims set forth in the complaint, denies such claims, and will vigorously defend against the lawsuit. In addition, the Company has filed a counterclaim against the former customer and a corporate affiliate seeking compensatory damages in an amount to be determined at the trial. The Company does not believe that any adverse outcome in the lawsuit would result in a material adverse effect on the Company's financial position or results of operations.

Note E - In July 1997, the Company acquired the assets of two businesses from The McGraw-Hill Companies for $29.5 million in cash. The acquisition included London House, a pre-employment assessment business, and McGraw Hill School Systems, a school administrative software business. The purchase price was allocated primarily to goodwill, $19.8 million, and assessment instruments, included in other assets, $9.3 million.

In April 1997, the Company acquired all of the common and preferred stock of Virtual University Enterprises (VUE), an electronic course registration and training administration company. The purchase price was approximately $14.6 million and consisted of stock of the Company and cash, and was allocated principally to goodwill. Also, the Company's 51%-owned Australian subsidiary acquired the assets of a local company in the quarter ended April 30, 1997. The purchase price, which was approximately $2 million, was primarily allocated to goodwill.

On the basis of an APB# 16 pro forma consolidation of all acquisitions since January 31, 1996, as if the acquisitions had taken place at the beginning of the fiscal year ended January 31, 1997, consolidated net sales would have been

$188 million and $172 million for the six month periods ended July 31, 1997 and 1996, respectively. Pro forma operating results are not presented, as the nature of the acquisitions and resulting changes to their operations and underlying cost and expense structures are collectively so significant that such a presentation would not be meaningful.

Note F - The Company sold its Financial System segment in July 1996 for $95.0 million of cash. The gain on the sale, recorded in the second quarter 1996, was $38.1 million. The segment's revenue in the quarter ended July 31, 1996 was $6.0 million, and the segment's loss for that quarter was $1.9 million, or $.12 per share. For the six-month period ended July 31, 1996 revenues were $17.1 million, and the segments loss was $2.2 million or $.14 per share.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

National Computer Systems, Inc. is a global information services company providing systems and services for education, testing, assessment and complex data management solutions. The Company markets these products and services predominantly in the education market, but also in the business, government and health care markets. The discussion below covers only the Company's continuing operations and not the discontinued operations of its Financial Systems business that was sold in July 1996.

Recap of 1997 Second Quarter Results

For the quarter ended July 31, 1997, total revenues were up by $15.1 million or 18.6% from the quarter ended July 31, 1996. The overall gross margin improved by 1.0 percentage points as a percent of revenue and gross margin dollars increased $6.8 million or 21.7%. Operating expenses, principally sales and marketing, increased by 22.3%, however, as a percent of revenue, these expenses increased only 0.9 percentage point. Income from operations increased $2.0 million or 20.2%. Non-operating items, primarily related to interest income and expense, were slightly unfavorable to the prior year. Pre-tax income was 18.7% higher than the quarter ended July 31, 1996, and earnings per share were up by 18.4%.

On a year-to-date basis, revenues increased 15.5% in the six months ended July 31, 1997 over the prior year. Gross margin percent increased 1.1 percentage points. Operating expenses increased 1.0% as a percent of revenue; together with the gross margin improvement, this generated an increase in operating income of $2.7 million, or 16.5%.

Revenues

Total revenues for the three and six month periods ended July 31, 1997 were up 18.6% and 15.5%, respectively. By revenue category, 1997 compares to 1996 as follows:
                                      Quarter        Year-to-date
                                      -------        ------------
          Information services         +22.9%            +16.7%
          Product sales                +14.0%            +14.1%
          Maintenance and support      +18.6%            +16.4%

For the quarter ended July 31, 1997, increases in information services were primarily from the international, education software and testing businesses, reflecting new business contracts awarded in previous quarters in addition to acquisitions both outside and in the U.S. since July 31, 1996. The increase in product sales and maintenance and support revenues were primarily due to higher education administrative software sales and software support revenues resulting from internal growth as well as a result of incremental revenues attributable to the fourth quarter 1996 acquisition of Macro Educational Systems, Inc. and, to a lesser extent, the acquisition of two businesses from The McGraw-Hill Companies.

On a year-to-date basis, increases in revenues were the result of generally the same factors.

Cost of Revenues and Gross Margins

For the quarter ended July 31, 1997, the Company's overall gross margin improved by 1.0 percentage points to 39.6% from 38.6% for the same period in the prior year. The gross margin on information services revenues reflected higher margins on testing and assessment services and student financial aid outsourcing services in the Iowa City service center. Margins also improved on international services. Gross margins on product sales on a quarter-to-quarter basis were relatively constant. The gross margin on maintenance and support revenues increased $.3 million, but decreased by 2.8 percentage points reflecting the general mix of business toward software support.

On a year-to-year basis, gross margins increased $10.9 million, or 18.7%. As a percent of revenue, the gross margin percent improved 1.1 percentage points. Changes in gross margins on information services and maintenance and support revenues were similar to the most recent quarter. Gross margins on product sales improved on a year-to-date basis due to increased software revenues in education.

Operating Expenses

Sales and marketing expenses increased $3.3 million or 31.4% in the quarter ended July 31, 1997, over the prior year quarter. As a percentage of revenues, sales and marketing expenses increased quarter-to-quarter by 1.4 percentage points. For the six month periods, these expenses increased 29.9% and increased 1.6% as a percent of revenues. Increases in spending were primarily due to acquisitions in 1997 and in the second half of 1996.

Research and development costs decreased $0.8 million in the quarter ended July 31, 1997 as compared to the prior year quarter. Year-to-date expenditures were also down $0.8 million. The reduction in these expenditures reflects the Company's more recent approach of adding new offerings through acquiring other companies, as opposed to developing new products and services internally.

General and administrative expenses increased by $2.3 million or 26.5% for the quarter ended July 31, 1997, from the prior year quarter. For the six months ended July 31, 1997, these expenses were up 17.2%. Increases in spending were primarily in the businesses with acquisitions, including the related amortization of goodwill, in addition to increased spending for internal information systems.

Non-operating Expenses

Interest expense decreased by $0.3 million and $0.6 million for the three and six-month periods ended July 31, 1997, respectively, from the comparable prior year periods. This decrease was the result of substantially lower debt levels in fiscal 1997 than fiscal 1996. Other income and expense, net, for the quarter ended July 31, 1997 compared unfavorably to the prior year quarter as a result of $0.3 million of interest income earned on the proceeds of the sale of the Financial Systems business in the 1996 period. Other income and expense, net, was negligible for both the six-month periods ended July 31, 1997 and 1996.

Provision for Income Taxes

The Company is providing taxes at an estimated income tax rate of approximately 40% in 1997 as it did through the first six months of 1996.

Liquidity and Capital Resources

For the six-month period ended July 31, 1997, the Company generated $12.4 million of cash from operating activities as compared to $17.3 million in the same period of the prior year. This quarter-to-quarter decrease is predominantly the result of higher trade accounts receivable due to growth in the business. Cash on hand at the beginning of the year was used to fund acquisitions of $32.2 million, investment in property, plant and equipment of $9.2 million, stock repurchases (net) of $12.8 million as well as pay dividends of $2.7 million. The Company expects for the remainder of fiscal 1997 that its positive cash flows from operations will be adequate to fund its expected financing and investing activities. In the future, the Company anticipates funding internal growth and acquisitions with its cash on hand, excess cash flows from operations, and an available revolving credit facility.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.
         27.  Financial Data Schedule

    (b)  Reports on Form 8-K filed for the three months ended
         July 31, 1997.

         Form 8-K dated July 1, 1997
             Item 2.  Acquisition or Disposition of Assets
                      - Acquisition of all of the assets of the
                        McGraw-Hill School Systems and McGraw-Hill
                        London House divisions of The McGraw-Hill Companies




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



Dated:  September 12, 1997