Form 10-Q
period 1997-10-31
NATIONAL COMPUTER SYSTEMS INC
filed 1997-12-12
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C. 20549
                         FORM 10-Q





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 1997

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

The number of shares of common stock, par value $.03 per share, outstanding on November 30, 1997 was 15,399,353.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                    Three Months
                                                  Ended October 31,
                                                 -------------------
                                                  1997         1996
                                                 ------       ------
                                                (In thousands, except
                                                  per share amounts)

REVENUES
  Information services                          $ 56,821     $44,227
  Product sales                                   45,846      34,351
  Maintenance and support                         12,720      10,205
                                                --------     -------
    Total revenues                               115,387      88,783

COST OF REVENUES
  Cost of information services                    47,502      37,641
  Cost of product sales                           18,256      15,661
  Cost of maintenance and support                  8,886       6,836
                                                --------     -------
    Gross margin                                  40,743      28,645

OPERATING EXPENSES
  Sales and marketing                             14,993      10,331
  Research and development                         2,324       2,595
  General and administrative                      13,419       7,937
                                                --------      ------
INCOME FROM OPERATIONS                            10,007       7,782

  Interest expense                                   330         232
  Other (income) expense, net                       (449)       (850)
                                                --------     -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             10,126       8,400

  Income taxes                                     4,100       3,450
                                                --------     -------
INCOME FROM CONTINUING OPERATIONS                  6,026       4,950
                                                --------     -------

  Loss from discontinued operations                    -           -
  Gain on disposition                                  -           -
                                                --------     -------
NET INCOME                                       $ 6,026     $ 4,950
                                                ========     =======

EARNINGS PER SHARE
  Continuing operations                            $0.38       $0.32
  Discontinued operations                              -           -
  Gain on disposition                                  -           -
                                                --------     -------
  Net income                                       $0.38       $0.32
                                                ========     =======
AVERAGE SHARES OUTSTANDING                        15,795      15,463

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                     Nine Months
                                                  Ended October 31,
                                                 -------------------
                                                  1997         1996
                                                 ------       ------
                                                (In thousands, except
                                                  per share amounts)

REVENUES
  Information services                          $136,173    $112,247
  Product sales                                  118,740      98,256
  Maintenance and support                         35,474      29,751
                                                --------    --------
    Total revenues                               290,387     240,254

COST OF REVENUES
  Cost of information services                   105,150      88,658
  Cost of product sales                           51,295      44,988
  Cost of maintenance and support                 24,321      19,937
                                                --------     -------
    Gross margin                                 109,621      86,671

OPERATING EXPENSES
  Sales and marketing                             41,119      30,440
  Research and development                         6,026       7,091
  General and administrative                      33,296      24,901
                                                --------      ------
INCOME FROM OPERATIONS                            29,180      24,239

  Interest expense                                   965       1,425
  Other (income) expense, net                       (270)       (730)
                                                --------     -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             28,485      23,544

  Income taxes                                    11,400       9,500
                                                --------     -------
INCOME FROM CONTINUING OPERATIONS                 17,085      14,044
                                                --------     -------
  Loss from discontinued operations,
    net of tax benefit of $1,360                       -      (2,229)
  Gain on disposition, net of taxes of $29,031         -      38,143
                                                --------     -------
NET INCOME                                      $ 17,085     $49,958
                                                ========     =======
EARNINGS PER SHARE
  Continuing operations                            $1.09       $0.90
  Discontinued operations                              -       (0.14)
  Gain on disposition                                  -        2.44
                                                 -------     -------
  Net income                                       $1.09       $3.20
                                                 =======     =======
AVERAGE SHARES OUTSTANDING                        15,637      15,575

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)


                                               October 31,   January 31,
                                                   1997         1997
                                               -----------   -----------
                                                      (In thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $ 22,084      $ 58,079

  Receivables                                      80,854        79,056

  Inventories:
    Finished products                               5,331         4,765
    Scoring services and work in process           13,082         9,221
    Raw materials and purchased parts               3,431         4,190
                                                 --------      --------
      Total inventories                            21,844        18,176

  Prepaid expenses and other                        7,204         5,526
                                                 --------      --------
                    TOTAL CURRENT ASSETS          131,986       160,837

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements                 55,386        51,741
  Machinery and equipment                         121,476       111,921
  Accumulated depreciation                        (95,902)      (87,353)
                                                 --------      --------
    Net property, plant and equipment              80,960        76,309

OTHER ASSETS
  Acquired and internally developed
    software products, net                         15,104        17,578
  Assessment instruments and other assets, net     21,490        11,640
  Goodwill, net                                    46,272         7,556
                                                 --------      --------
    Total other assets                             82,866        36,774
                                                 --------      --------
                    TOTAL ASSETS                 $295,812      $273,920
                                                 ========      ========

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)


                                             October 31,  January 31,
                                                 1997         1997
                                             ----------   -----------
                                                   (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities                          $  4,399     $  3,819
  Accounts payable                              21,831       20,886
  Accrued expenses                              31,036       28,832
  Deferred income                               29,785       23,079
  Income taxes                                   2,495        5,556
                                              --------     --------
               TOTAL CURRENT LIABILITIES        89,546       82,172

DEFERRED INCOME TAXES                            6,645        5,385

LONG-TERM DEBT -- less current maturities       13,954       16,329

COMMITMENTS AND CONTINGENCIES                        -            -

STOCKHOLDERS' EQUITY
  Preferred stock                                    -            -
  Common stock--issued and outstanding -
  15,372 and 15,235 shares, respectively           461          457
  Paid-in capital                                2,227            -
  Retained earnings                            186,243      173,564
  Deferred compensation                         (3,264)      (3,987)
                                              --------     --------
    Total stockholders' equity                 185,667      170,034
                                              --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $295,812     $273,920
                                              ========     ========

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                  Nine Months Ended
                                                     October 31,
                                                  ------------------
                                                     1997       1996
                                                  -------    -------
                                                     (In thousands)

OPERATING ACTIVITIES
  Net income                                      $17,085    $49,958
  Less - gain on disposition                            -    (38,143)
  Depreciation, amortization and other
    noncash expenses                               21,628     20,344
  Provision for deferred income taxes                (406)    (1,003)
  Changes in operating assets and liabilities:
    Accounts receivable                             6,237      6,659
    Inventory and other current assets             (4,467)    (1,272)
    Accounts payable and accrued expenses          (4,962)      (438)
    Deferred income                                 1,153      5,617
                                                  -------    -------
      Net cash provided by
        operating activities                       36,268     41,722
                                                  -------    -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment      (15,378)    (9,661)
  Acquisitions, net                               (35,216)    (4,350)
  Net proceeds from disposition                         -     64,071
  Other, net                                       (3,730)    (1,057)
                                                  -------    -------
      Net cash provided (used) in
        investing activities                      (54,324)    49,003
                                                  -------    -------
FINANCING ACTIVITIES
  Repayment of secured notes                            -    (15,000)
  Net repayments of other borrowings               (1,167)      (466)
  Repurchase of common stock, net                 (12,647)    (3,752)
  Dividends paid                                   (4,125)    (4,149)
                                                  -------    -------
    Net cash used by financing activities         (17,939)   (23,367)
                                                  -------    -------
      (Decrease) increase in cash                 (35,995)    67,358

CASH AND CASH EQUIVALENTS - beginning of period    58,079      5,174
                                                  -------    -------
CASH AND CASH EQUIVALENTS - end of period         $22,084    $72,532
                                                  =======    =======

See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended October 31, 1997, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1998.

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

Note E - In October 1997, the Company acquired all of the common stock of School Research and Service Corporation, a business specializing in school curriculum products and services. The purchase price was approximately $3.0 million, net of cash acquired, and was allocated principally to goodwill of $2.3 million.

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

On the basis of an APB# 16 pro forma consolidation of all acquisitions since January 31, 1997, as if the acquisitions had taken place at the beginning of the fiscal year ended January 31, 1997, consolidated total revenue would have been approximately $305 million and $269 million for the nine month periods ended October 31, 1997 and 1996, respectively. These pro forma revenues do not purport to be indicative of the revenues that would have occurred had the acquisitions been made as of those dates, or future revenues. Pro forma operating results are not presented, as the nature of the acquisitions and post-acquisition changes to their operations and underlying cost and expense structures are collectively so significant that such a presentation would not be meaningful.

Note F - The Company sold its Financial Systems segment in July 1996 for $95.0 million of cash. The gain on the sale, recorded in the second quarter 1996, was $38.1 million. The segment's 1996 revenues through the sale date were $17.1 million, and the segment's loss was $2.2 million or $.14 per share.

Note G - New Accounting Standards - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires disclosure of comprehensive income and its components in the Company's financial statements. Additionally, the FASB also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Both statements require additional disclosure only, and as such, are not expected to impact net income or shareholders' equity as previously reported by the Company. The statements are effective for the Company's fiscal year ended January 31, 1999.

Currently, earnings per share calculations are performed pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share". Commencing with the fourth quarter of fiscal 1997, the Company will be required to present earnings per share data in accordance with SFAS No. 128, "Earnings Per Share". Statement No. 128 will require the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is calculated as net earnings divided by the weighted average outstanding common shares. Diluted earnings per share includes the effect of all outstanding dilutive securities, such as stock options, and is calculated similarly to the current fully-diluted earnings per share. While early adoption of Statement No. 128 is not permitted, the following pro forma supplemental data is presented using the Statement No. 128 approach:

                                Three months ended       Nine months ended
                                    October 31              October 31
                                ------------------       -----------------
                                 1997        1996         1997       1996
                                ------      ------       ------     ------
Basic
  Continuing operations         $ .39       $ .32        $1.12      $ .92
  Discontinued operations           -           -            -       (.15)
  Gain on disposition               -           -            -       2.48
                                -----       -----        -----      -----
  Net income                    $ .39       $ .32        $1.12      $3.25
                                =====       =====        =====      =====
Diluted
  Continuing operations         $ .38       $ .32        $1.09      $ .90
  Discontinued operations           -           -            -       (.14)
  Gain on disposition               -           -            -       2.45
                                -----       -----        -----      -----
  Net income                    $ .38       $ .32        $1.09      $3.21
                                =====       =====        =====      =====

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

Recap of 1997 Third Quarter Results

For the quarter ended October 31, 1997, total revenues were up by $26.6 million or 30.0% from the quarter ended October 31, 1996, with slightly less than half of the growth coming from acquisitions. The overall gross margin improved by 3.0 percentage points as a percent of revenue and gross margin dollars increased $12.1 million or 42.2%. Operating expenses increased 3.1 percentage points as a percent of revenue. Income from operations increased $2.2 million or 28.6%. Because non-operating items, primarily interest income, were unfavorable to the prior year, net income was 21.7% higher than the quarter ended October 31, 1996. Earnings per share were up by 18.8%.

For the nine months ended October 31, 1997, revenues increased $50.1 million or 20.9% over the same period of the prior year, with approximately half the growth coming from acquisitions. The gross margin percentage increased 1.7 percentage points. Operating expenses increased by 28.8%, however, as a percent of revenue, these expenses increased only 1.7 percentage points. Pre-tax income was 21.0% higher than the nine months ended October 31, 1996 and earnings per share were up 21.1%.

Revenues

Total revenues for the three and nine-month periods ended October 31, 1997 were up 30.0% and 20.9%, respectively. By revenue category, 1997 compares to 1996 as follows:
                                      Quarter        Year-to-date
                                      -------        ------------
          Information services         +28.5%            +21.3%
          Product sales                +33.5%            +20.8%
          Maintenance and support      +24.6%            +19.2%

For the quarter ended October 31, 1997, increases in information services were primarily as a result of higher educational assessment volumes (new business and favorable timing of existing business), and incremental revenues from acquisitions both international and domestic since July 31, 1996. The increases in product sales were primarily due to higher education administrative software and professional assessment sales resulting from internal growth as well as incremental revenues attributable to the fourth quarter 1996 acquisition of Macro Educational Systems, Inc. and, the second quarter 1997 acquisition of the two businesses from The McGraw-Hill Companies, London House and McGraw Hill School Systems. The growth in maintenance and support revenues follows the growth in the education software product installed base. The overall quarterly growth in revenues attributable to acquisitions is difficult to determine due to the total integration of many of these operations into existing Company operations, the elimination of duplicate or overlapping product lines, and the packaging of existing and acquired offerings into new offerings, not previously possible. However, the Company's estimation is that slightly less than half the quarterly growth in total revenues is attributable to acquisitions completed since last year's third quarter.

By market, substantially all the third quarter revenue growth was in the education market (public and private). This is due to a strong seasonal peak of state (K-12) assessment volumes as well as the fact that most of the acquisition impact was education related.

On a year-to-date basis, increases in revenues were the result of essentially the same factors. The revenue growth attributable to acquisitions is estimated to be approximately half of the total revenue growth for the first nine months. By market, revenues from Education, public and private, grew approximately 25% on a year-to-date basis. Revenues from large-scale data management systems and services outside of the education market increased approximately 11%.

Cost of Revenues and Gross Margins

For the quarter ended October 31, 1997, the Company's overall gross margin improved by 3.0 percentage points to 35.3% from 32.3% for the same period in the prior year. The gross margin improvement on information services revenues was primarily the result of higher margins on student financial aid outsourcing services in the Company's Iowa City service center. Gross margins on product sales increased by 5.8 percentage points on a quarter-to-quarter basis as a result of higher margins on education administrative software and professional assessments. These higher margin offerings also make up a larger portion of total product sales due to the aforementioned acquisitions. The gross margin on maintenance and support revenues increased $.5 million, but decreased by 2.8 percentage points reflecting the general mix of revenues toward software support as well as higher costs in that area related to the commencement of the school year.

For the nine months  ended  October 31,  1997,  gross  margins  increased  $23.0 million, or 26.5%. As a percent of revenue, the gross margin improved 1.7 percentage points. The gross margin on information services revenues reflected higher margins on testing and assessment services and student financial aid outsourcing services. Changes in gross margins on product sales and maintenance and support revenues were the result of the same factors mentioned above.

Operating Expenses

Sales and marketing expenses increased $4.7 million or 45.1% in the quarter ended October 31, 1997, over the prior year quarter. As a percentage of revenues, sales and marketing expenses increased quarter-to-quarter by 1.4 percentage points. For the nine-month period ended October 31, 1997, these expenses increased 35.1% and increased 1.5 percentage points as a percent of revenues. Increases in spending, both in dollars and as a percentage of revenues, were primarily due to acquisitions since July 31, 1996.

Research and  development  costs  decreased  $0.3  million in the quarter  ended
October  31,  1997  as  compared  to  the  prior  year   quarter.   Year-to-date
expenditures were also down $1.1 million. The reduction in these expenditures reflects the Company's more recent approach of adding new offerings through acquiring other companies, as opposed to developing new products and services internally.

General and administrative expenses increased by $5.5 million and $8.4 million for the three and nine-month periods ended October 31, 1997, respectively, from the comparable prior year periods. As a percentage of revenues, these expenses increased by 2.7 and 1.1 percentage points for the quarter and nine-month periods, respectively. Increases in spending were primarily the result of acquisitions, including the related amortization of goodwill, in addition to increased spending for internal information systems.

Non-operating Expenses

Interest expense increased slightly for the quarter ended October 31, 1997, over the prior year quarter. On a year-to-date basis, interest expense decreased by $0.5 million as a result of lower average debt levels in fiscal 1997 than fiscal 1996. Other income and expense, net, for the three and nine month periods ended October 31, 1997 compare unfavorably to the prior year periods principally as a result of interest income earned on the proceeds of the sale of the Financial Systems business in the 1996 periods.

Provision for Income Taxes

The Company is providing taxes at an estimated income tax rate of approximately 40% in 1997 as it did through the first nine months of 1996.

Liquidity and Capital Resources

For the nine-month period ended October 31, 1997, the Company generated $36.3 million of cash from operating activities as compared to $41.7 million in the same period of the prior year. Cash on hand at the beginning of the year was used to fund acquisitions of $35.2 million, investment in property, plant and equipment of $15.4 million, stock repurchases (net) of $12.6 million as well as to pay dividends of $4.1 million. The Company expects for the remainder of fiscal 1997 that its positive cash flows from operations will be adequate to fund its expected financing and investing activities. In the future, the Company anticipates funding internal growth and acquisitions with its cash on hand, excess cash flows from operations, and an available revolving credit facility.

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


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.
         4.   Credit Agreement dated as of November 17, 1997
                     between National Computer Systems, Inc. and
                     The First National Bank of Chicago; Norwest Bank Minnesota, National Association; SunTrust Bank, Central Florida, National Association; and
                     The Bank of Tokyo - Mitsubishi, Ltd., Chicago Branch.

         27.  Financial Data Schedule

    (b) There were no reports on Form 8-K filed for the three months ended October 31, 1997.



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



Dated:  December 12, 1997