Form 10-K
period 1998-01-31
NATIONAL COMPUTER SYSTEMS INC
filed 1998-04-24
CIK 69999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED:                      COMMISSION FILE NUMBER:
       JANUARY 31, 1998                                    0-3713
                            ------------------------

                         NATIONAL COMPUTER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


           MINNESOTA                                    41-0850527
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
    incorporation or organization)
      11000 PRAIRIE LAKES DRIVE
       EDEN PRAIRIE, MINNESOTA                             55344
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 612/829-3000
                            ------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                      Common Shares--par value $.03 a share
                                (Title of Class)

            Rights to Purchase Series A Participating Preferred Stock
                                (Title of Class)
                            ------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _X_

State the aggregate market value of the voting shares held by non-affiliates of the registrant as of April 17, 1998.
                Common Shares, $.03 par value -- $ 644,923,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 17, 1998.
                Common Shares, $.03 par value - 31,044,252 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended January 31, 1998 are incorporated by reference into Parts I, II and IV.

Portions  of  the  definitive   proxy   statement  for  the  Annual  Meeting  of
Stockholders to be held on May 21, 1998 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

     National Computer Systems, Inc. ("NCS" or the "Company") is a global information services company, which provides quality services, software and systems for the collection, management and interpretation of data.

    The Company's services include data capture and processing, analysis, data management, reporting, network services, software services, hardware maintenance and other professional services to meet customer needs.

    The  Company's   application  software  products  are  focused  on  specific applications within targeted markets, particularly K-12 education, where NCS has a substantial presence.

     NCS systems are used to: capture and aggregate data; create a database or datastream; process the data using proprietary software; and analyze, interpret and report results. Data collection systems include optical mark read and image scanning hardware, other data collection technologies, proprietary software and pre-printed forms. The Company utilizes its own products, as well as other technologies, to provide data collection services to those customers who prefer not to purchase systems for internal use.

     NCS markets its data collection, management and reporting services and systems within two broad markets: Education and Data Management.


EDUCATION

    NCS develops and markets data collection services and systems which provide optical scanning, image-based or electronic data collection and computer processing services for the high accuracy, large volume, complex processing needs of major test publishers, state education agencies, universities and colleges, and local school districts. NCS also develops and markets enterprise application software for the administration and management of curriculum, student instruction, and financial data at the classroom, school, school district and state levels. In addition to its services for training, consulting and project management NCS, more recently, has offered network services, including design, hardware and software procurement, Internet utilization, maintenance and support, network administration and outsourcing for its K-12 customers.

     By using the Company's optical scanning and image-based systems and forms, individual school districts can perform in-house student assessment testing applications, including teacher created or administration developed norm- or criterion-referenced tests; administrative applications such as attendance, scheduling, grade reporting and registration; library and inventory management; and financial management and payroll.

    The Company's information processing services are also provided in support of federal student financial aid programs for post-secondary education.

DATA MANAGEMENT

    NCS develops, markets and manages complex data collection, processing and reporting services and products targeted for certain key applications in the data management market. These applications include sales/marketing applications, such as sales/order entry, billing, quality measurement, product warranty and customer satisfaction surveys and customer data collection; payroll; human resource applications, including applicant tracking, organizational development, employee attitude surveys, benefits enrollment and employee evaluation; telephone equal access balloting; and general data collection, analysis, management and reporting.

    NCS provides scanners and forms for customers to do their own paper-based data collection. The Company also provides solutions to more complex information management needs through services and products that include comprehensive data collection technologies, software development, telecommunications support and information dissemination systems. All of these processing, data management and reporting services are available from NCS in support of customers that prefer to outsource these services. In addition, NCS offers network design, hardware and software acquisition, implementation, maintenance and support, and network administration.


BUSINESS SEGMENT AND OTHER INFORMATION

    NCS operates in a single business segment. See Note 10 of Notes to Consolidated Financial Statements for business segment data, which financial statements are included in the Annual Report to Stockholders for the fiscal year ended January 31, 1998, and incorporated herein by reference.

    The Company's headquarters are located at 11000 Prairie Lakes Drive, Eden Prairie, Minnesota 55344, telephone 612/829-3000.


PRIMARY PRODUCT AND SERVICE OFFERINGS

Assessment and Testing Services

     NCS is the largest commercial processor of student assessment tests for grades K-12 in the United States. NCS markets test scoring services to major test publishers, state education agencies, the federal government, local school districts and commercial customers. For these customers, NCS service offerings include program design, item development, program management, software development, printing, packaging, distribution and collection logistics, scoring, editing, analysis and final reporting. Scoring services include selected response scoring and professional scoring of constructed response items such as essays. Both optical mark reading (OMR) and image scanning technologies are utilized in the scoring process.

    The acquisition of Virtual University Enterprises in fiscal 1997 added a secure Internet-based electronic testing delivery capability, thereby allowing NCS to participate in the professional certification market, as well as offer an electronic testing option to traditional statewide grade K-12 testing programs.

    The Company also publishes and distributes test instruments and provides scoring services to industrial and clinical psychologists, psychiatrists, human resource professionals and educators. These tests and services include personality assessment and psychological diagnostic testing, career development, guidance counseling and human resource organizational assessments. With the acquisition of the London House business from The McGraw-Hill Companies in fiscal 1997, the Company's test and scoring services have expanded to include assessments for personnel selection, skill assessment and workforce development.


Enterprise Software for Schools

    A principal strategy of the Company in servicing the education marketplace is to concentrate on enterprise software for school administration. Software products include student administrative software to assist educators in student management, including such applications as academic reporting, attendance gathering and scheduling. The Company's instructional and curriculum management software products manage information about student achievement against educational objectives. In conjunction with the instructional management software, NCS offers a Model Curriculum and Assessment Database (MCAD) to assist schools in establishing stated curriculum objectives with specific test items to measure progress against those objectives.

    NCS software products also include financial management software for schools and school districts, which includes accounting and financial reporting, payroll, human resources, inventory and many other financial and administrative functions. The Company offers teacher-training software specifically aimed at improving assessment of writing and composition skills.

    NCS offers services associated with its enterprise software to assist with the design and implementation of these installations. Services offered by NCS include professional consulting; project management; network planning, design and implementation; systems installation and integration; training; help desk and ongoing support. The Company also offers outsourcing services to install its software and third-party computing and network hardware and operate the system on a day-to-day basis for the school district.


Data Management Services

    NCS provides a comprehensive package of services and products that include systems analysis and design; software development; comprehensive data collection technologies, including paper based and electronic; telecommunication and telephone call center support; information management and dissemination; and network support, including Internet connectivity; and training. These services and products can be delivered on-site or outsourced off-site to NCS.

    The U.S. Department of Education has outsourced to NCS the processing and eligibility of the free federal application for student aid in post-secondary education, and is the Company's single largest customer. NCS also manages, under contract, the wide area network over which this information is distributed to and from member colleges, universities and other post-secondary institutions.


Scanning Products

    NCS manufactures OMR scanners that can read data from specially designed forms printed by the Company with specifically formulated inks. Computing capability is built into most scanners. Scanners usually incorporate, or interface directly with, software developed by the Company. Optical scanning equipment is most effective for applications where highest accuracy, precise response definition and cost effective data capture is required.

    The Company's lines of OMR hardware include scanners marketed as OpScan(R) products. These lines of scanners provide a wide range of capabilities to meet the needs of customers. The OMR scanning systems utilize a proprietary mark discrimination system to distinguish valid marks, thus providing a very high degree of accuracy in processing responses. To enhance the usefulness of the OpScan line, the Company offers optional features, such as bar code reading capability, a transport printer to print alphanumeric messages on scanned documents, optional read formats and upgraded computer capability options.

    NCS markets image-based data collection systems which represent an extension of the Company's optical mark reading technology. These are marketed as NCS(R) products and contain NCS proprietary character recognition technology as well as integrated third-party technologies. When attached to a workstation computer and using sophisticated software, these scanners allow customers to efficiently and accurately collect and interpret a wide range of information from a printed form, including machine- and hand-printed data.

    NCS offers a number of standard software programs for use with NCS systems. Processing and application software is an important component of its scanning products and services. The Company also offers non-proprietary data collection products and technology to address specific customer data collection needs.


Scannable Forms

    The Company designs, manufactures and sells scannable forms, including multiple-page booklets. A variety of custom forms are produced that are tailored to meet specific customer needs. In addition, standardized forms are used, especially with microcomputer-based scanners, in such applications as testing, attendance, scheduling and student evaluation in the education market or customer surveys or market research in the commercial setting.

    The Company believes that the use of a properly designed and printed form is an essential element in assuring that a scanning system performs with greatest accuracy and optimum capability. In order to assure a high degree of consistency, reliability and accuracy, NCS has emphasized the use of its forms with its equipment. The Company prints its forms to exacting specifications.


MARKETING

    NCS markets its data collection hardware and software and its data collection and computer processing services directly through sales employees, business partners and original equipment manufacturers and resellers located throughout the United States. Outside the United States, the Company's systems, products and services are sold through sales employees, distributors or independent sales agents. The Company's published test products and related test-scoring services are marketed principally in North America through telemarketing, direct mail, professional journal advertising and professional trade convention attendance and elsewhere through distributors. Each of the Company's sales organizations are supported by marketing and sales support personnel.


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

    The Company supports its large scale, complex data management projects with information processing expertise in areas such as needs assessment, software development, data collection technologies, data base management, secure Internet applications, networking, telecommunications, help desk services, system acquisition and implementation and ongoing training and support.


DEVELOPMENT OF PRODUCTS AND SERVICES

    The Company's development efforts are directed toward new product development and enhancements to existing products. During the fiscal years ended January 31, 1998, 1997 and 1996, the Company spent approximately $8.6 million, $9.9 million and $8.5 million, respectively (including certain internally developed, capitalized software development costs). The expenditures relate principally to software product development (primarily focused on applications software) and scanning software and equipment development. See Note 2 to Notes to Consolidated Financial Statements for a description of additional new products and enhancements to existing products acquired through acquisitions, which financial statements are included in the Annual Report to Stockholders for the fiscal year ended January 31, 1998, and incorporated herein by reference.


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


COMPETITION

    Competition in the data collection and information management industry is intense. Numerous companies offer various combinations of data collection and data management services. Optical scanning and imaging are only two of numerous data collection methods available and successfully in use in the marketplace today. The Company continues to focus on the development of education, government and commercial market niches where scanning technology has advantages over other data entry technologies.

    In addition to the functional competition provided by alternative methods of data capture (including on-line terminal keyboards and optical character readers), other scanning vendors supply products that directly compete with those of the Company.

    Enterprise software for the education market is competitive with in-house systems, national and regional software and service providers, data processing service bureaus, test publishers and providers of educational curriculum and instruction management products and services.

    The Company's scannable forms compete with those produced by commercial and specialized forms printers. Principal competitive factors in the scannable forms printing industry are product quality, service and price.

    NCS' test processing, test publishing and computer processing services compete with several test publishers and data processing service bureaus. The Company's customer support maintenance organization competes with services provided by manufacturers, other national service companies and local providers of maintenance services.


 PATENTS, TRADEMARKS AND LICENSES

    The Company holds certain patents, registered and unregistered trademarks and copyrights. The Company also has rights under licensing arrangements to a number of patents, trademarks, copyrights and manufacturing processes and materials. These licensing arrangements are agreements with publishers of various copyrighted psychological, aptitude and achievement tests that license NCS to distribute these tests, to print and sell answer sheets for such tests, and to score such tests. Payment of royalties is usually based upon the volume of tests distributed, answer sheets sold, and tests scored. NCS believes that its business is not dependent upon any one individual patent, trademark, copyright or license right or group thereof.

    "OpScan" and "NCS" appearing herein are registered trademarks of the Company.

EMPLOYEES

    As of February 28, 1998, the Company employed approximately 3,500 full-time employees. The Company believes that its employee relations are excellent.


EXECUTIVE OFFICERS OF THE REGISTRANT

    The names, ages and positions of all of the executive officers of the Company as of February 28, 1998 are listed below along with their business experience during the past five years.

NAME                      AGE       POSITION
-------------------     --------    -------------------------------------
Russell A. Gullotti       55        Chairman of the Board,
                                    President and Chief Executive Officer
Robert C. Bowen           56        Senior Vice President
Michael C. Brewer         51        Vice President and General Counsel
Jay V. Clark              56        Vice President
John W. Fenton, Jr.       57        Secretary-Treasurer
Clive M. Hay-Smith        40        Vice President
Robert C. Hickcox         44        Vice President
Gary L. Martini           47        Vice President
Michael A. Morache        47        Vice President
David W. Smith            53        Vice President
Jeffrey W. Taylor         44        Vice President and Chief Financial Officer
Adrienne T. Tietz         51        Vice President

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

     Mr. Clark has been a Vice President of NCS for more than five years.

     Mr. Fenton has been Secretary-Treasurer of NCS for more than five years.

     Mr. Hay-Smith has been a Vice President of NCS since December, 1993. Prior to that he was a sales and distribution executive with Control Data Systems, Inc. (computer systems integrator) from March, 1989 to August, 1993.

     Mr. Hickcox has been a Vice President of NCS since February, 1997. Prior to that he was Director, Methods and Tools of NCS from April, 1995 to February, 1997 and prior to that, Manager, Tools and Systems with Digital Equipment Corporation (computer manufacturing and services) for more than five years.

     Mr. Martini has been a Vice President of NCS since August, 1997. Prior to that he was owner and President of Martini & Associates (organizational development consulting) for more than five years and was Senior Consultant, Organization Development with Medtronic, Inc. (manufacturer of implantable cardiac devices) from April, 1991 to June 1993.

     Mr. Morache has been a Vice President of NCS since May, 1996. Prior to that he was a Vice President of Unisys Corporation (information management company) from September, 1995 to May, 1996 and prior to that, a Senior Vice President with ALLTEL Information Services, Inc. (information processing management, outsourcing services and application software) for more than five years.

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


ITEM 2.  PROPERTIES

The Company's principal facilities are as follows:

                                 SQUARE
   LOCATION                     FOOTAGE     GENERAL PURPOSE
---------------               ----------    -------------------------------

Mesa, AZ (1) (2)                 40,000     Education software and services
                                             general offices, sales and
                                             marketing, product
                                             development and support

Cedar Rapids, IA                205,000     Data processing services and
                                             warehouse

Iowa City, IA                               Assessment and test processing
 Building 1 (1)                 168,000      and data processing services,
 Building 2 (1)                 112,000      general offices and operations

Lawrence, KS                     90,000     Data processing services,
                                             general offices and operations

Eagan, MN (1)                   109,000     Scanner hardware development
                                             and manufacturing; NCS
                                             services general offices,
                                             sales and marketing;
                                             customer support services
                                             general offices and
                                             operations; and
                                             international operations
                                             general offices, sales and
                                             marketing

Eden Prairie, MN                 45,000     Executive general offices

Edina, MN (1)                   101,000     Data collection systems and
                                             services general offices,
                                             data processing services,
                                             sales and marketing; and
                                             scanner software
                                             development



Minnetonka, MN  (1)              54,000     Test publishing and scoring
                                             general offices and
                                             operations

Owatonna, MN (1)                128,000     Documents design and
                                             production


Columbia, PA (1)                121,000     Documents design and
                                             production

Austin, TX                                  Data processing services,
 Building 1                      35,000      general offices and
 Building 2                      41,000      operations

Nunawading, Victoria             30,000     NCS Australasia Pty. Ltd,
(Melbourne)                                  (joint venture) general
Australia (1)                                offices, data processing
                                             services, sales and
                                             marketing

Rotherham, South Yorkshire       34,000     Documents design and
England (1)                                  production, general offices,
                                             sales and marketing
--------------------------

(1)    Denotes owned facility.

(2) Construction of a 56,000 square foot addition to be used for the same general purpose will commence in May, 1998 with completion estimated for the last quarter of 1998.

      The Company believes that its facilities, with the construction of the addition described above, will be adequate to meet its current needs.


ITEM 3.  LEGAL PROCEEDINGS

     On April 30, 1997, the Company was served with a Summons and Complaint in a lawsuit filed against the Company by Edu-Cap, Inc. (formerly University Support Services, Inc.) ("Edu-Cap") in the United States District Court, District of Minnesota, Fourth Division. See also Item 5 of the Company's Current Report on Form 8-K dated April 30,1997. In the lawsuit, Edu-Cap alleges certain claims against the Company in connection with three student loan processing and servicing agreements between the Company and Edu-Cap. Edu-Cap seeks out-of-pocket damages, an undisclosed amount of lost profits, and has tendered to NCS certain student loans with unpaid principal, interest and late charges, which loans it claims are or have been in default and were incorrectly originated or serviced by NCS. The Company tendered the defense of the claims to its insurer, and the insurer accepted the defense subject to a reservation of rights. The Company has filed an Answer to Edu-Cap's Complaint denying Edu-Cap's claims, and the Company intends to vigorously defend against the lawsuit. In addition, the Company has filed a Counterclaim against Edu-Cap and a claim against a corporation affiliated with Edu-Cap seeking compensatory damages. The case is in the early stages of discovery, and Edu-Cap has not set forth the factual basis for its lost profits claims. The Company does not believe that the outcome in this litigation would result in a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the fiscal year ended January 31, 1998 to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Quarterly Market Data" included in the Annual Report to Stockholders for the year ended January 31, 1998 is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     "Five Year Financial Data" included in the Annual Report to Stockholders for the year ended January 31, 1998 is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's   Discussion  and  Analysis  of  Results  of  Operations  and
Financial Condition" included in the Annual Report to Stockholders for the year ended January 31, 1998 is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data of the registrant and its subsidiaries, included in the Annual Report to
Stockholders for the year ended January 31, 1998 are incorporated herein by reference:

     Consolidated Balance Sheets -- January 31, 1998 and 1997

     Consolidated Statements of Income -- Years ended January 31, 1998, 1997 and
       1996

     Consolidated  Statements of Changes in Stockholders'  Equity -- Years ended
       January 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows -- Years ended January 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements -- January 31, 1998

     Report of Independent Auditors dated March 2, 1998

     Quarterly Results of Operations (Unaudited)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors" included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 1998 and "Executive Officers of the Registrant" in Part I of this report are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     "Summary Compensation Table" and "Stock Options" included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 1998 are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Election of Directors" and "Ownership of NCS Common Stock by Certain Beneficial Owners and Executive Officers" included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 1998 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Election  of  Directors"  included  in  the  Company's   definitive  proxy
statement for the Annual Meeting of Stockholders to be held on May 21, 1998 is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  List of Financial Statements and Financial Statement Schedules

     (1) The following consolidated financial statements of National Computer Systems, Inc. and subsidiaries, included in the Annual Report to Stockholders for the year ended January 31, 1998, are incorporated by reference in Item 8:

          Consolidated Balance Sheets -- January 31, 1998 and 1997

          Consolidated  Statements  of Income -- Years ended  January 31,  1998,
            1997 and 1996

          Consolidated Statements of Changes in Stockholders' Equity -- Years ended January 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows -- Years ended January 31, 1998,
            1997 and 1996

          Notes to Consolidated Financial Statements -- January 31, 1998

          Report of Independent Auditors dated March 2, 1998

     (2)  Consolidated   financial  statement  schedules  of  National  Computer
          Systems, Inc. and subsidiaries required to be filed by Item 14(d):

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) Listing of Exhibits:


 EXHIBIT

     3.1     Restated Articles of Incorporation, as amended.

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

     4.3 Credit Agreement dated as of November 17, 1997 between NCS and The First National Bank of Chicago (as Agent); Norwest Bank Minnesota, National Association; Suntrust Bank, Central Florida, National Association; and The Bank of Tokyo - Mitsubishi Ltd., Chicago Branch is incorporated herein by reference to Exhibit 4 to the Company's Form 10-Q for the quarter ended October 31, 1997.

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

     *10.4   NCS Non-Employee Director Stock Option Plan, as amended.

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

     *10.12  Oswald  Stock  Option Plan is  incorporated  herein by reference to
             Exhibit 100 to the Company's Form 10-K for the fiscal year ended January 31, 1995.

     *10.13 NCS 1997 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended January 31, 1997.

     *10.14 NCS 1997 Employee Stock Option Plan is incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended January 31, 1997.

     *10.15 NCS Corporate Management Incentive Plan -- 1997 is incorporated herein by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended January 31, 1997.

     *10.16  NCS Corporate Management Incentive Plan -- 1998.

     *10.17  NCS 1998 Employee Stock Purchase Plan

     13 Portions of NCS' Annual Report to Stockholders for the fiscal year ended January 31, 1998.

     21      Significant Subsidiaries.

     23      Consent of Independent Auditors.

     24 Power of Attorney authorizing J.W. Fenton, Jr. to sign the NCS Form 10-K for the year ended January 31, 1998 on behalf of other officers and directors.

     27 Financial Data Schedules, including Restated Financial Data Schedules for the fiscal year ended January 31, 1997 and 1996 and for the quarterly periods ended April 30, July 31 and October 31 in 1997 and 1996.

     99 Cautionary statements identifying important factors that could cause the Company's actual results to differ from those projected in forward looking statements.

----------------
* Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.


     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended January 31, 1998.

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

                         NATIONAL COMPUTER SYSTEMS, INC.
Dated: April 22, 1998                           By:    /s/ J. W. FENTON, JR.
                                                      ------------------------
                                                           J. W. Fenton, Jr.
                               SECRETARY-TREASURER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By     RUSSELL A. GULLOTTI *               Chairman of the Board of Directors,
       ------------------------            President and Chief Executive
       Russell A. Gullotti                 Officer(principal executive officer)

By     DAVID C. COX *                      Director
       ------------------------
       David C. Cox

By     MOSES JOSEPH*                       Director
       ------------------------
       Moses Joseph

By     JEAN B. KEFFELER*                   Director
       ------------------------
       Jean B. Keffeler

By     CHARLES W. OSWALD *                 Director
       ------------------------
       Charles W. Oswald

By     STEPHEN G. SHANK *                  Director
       ------------------------
       Stephen G. Shank

By     JOHN E. STEURI *                    Director
       ------------------------
       John E. Steuri

By     JOHN W. VESSEY *                    Director
       ------------------------
       John W. Vessey

By     JEFFREY W. TAYLOR *                 Vice President and Chief
       ------------------------            Financial Office (principal
       Jeffrey W. Taylor                   financial officer and
                                           principal accounting officer)

     *  Executed  on behalf  of the  indicated  officers  and  directors  of the
registrant  by  J.  W.  Fenton,   Jr.,   Secretary-Treasurer,   duly   appointed
attorney-in-fact.

   /s/ J. W. FENTON, JR.
-----------------------------------                      Dated: April 22, 1998
       J. W. Fenton, Jr.
      (ATTORNEY-IN-FACT)

                                    FORM 10-K
                         NATIONAL COMPUTER SYSTEMS, INC.
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                  EXHIBIT INDEX



 EXHIBIT
--------

  3.1       Restated Articles of Incorporation, as amended.

  10.4      NCS Non-Employee Director Stock Option Plan, as amended.

  10.16     NCS Corporate Management Incentive Plan -- 1998.

  10.17     NCS 1998 Employee Stock Purchase Plan.

  13 Portions of NCS' Report to Stockholders for the fiscal year ended January 31, 1998.

  21        Significant Subsidiaries.

  23        Consent of Independent Auditors.

  24 Power of Attorney authorizing a certain person to sign the NCS Form 10-K for the year ended January 31, 1998 on behalf of other officers and directors.

  27 Financial Data Schedules, including Restated Financial Data Schedules for the fiscal years ended January 31, 1997 and 1996 and for the quarterly periods ended April 30, July 31 and October 31 in 1997 and 1996.

  99 Cautionary statements identifying important factors that could cause the Company's actual results to differ from those projected in forward looking statements.