Form 10-Q
period 1998-04-30
NATIONAL COMPUTER SYSTEMS INC
filed 1998-06-12
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 1998

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

        The number of shares of common stock, par value $.03 per share, outstanding on June 5, 1998, was 31,147,639.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                               Three Months
                                              Ended April 30,
                                            -------------------
                                             1998         1997
                                            ------       ------
                                           (In thousands, except
                                             per share amounts)
REVENUES
  Information services                      $48,786     $33,864
  Product sales                              36,508      34,037
  Maintenance and support                    12,621      11,070
                                            -------     -------
    Total revenues                           97,915      78,971

COST OF REVENUES
  Cost of information services               36,390      25,496
  Cost of product sales                      16,014      15,235
  Cost of maintenance and support             7,989       7,429
                                            -------     -------
    Gross margin                             37,522      30,811

OPERATING EXPENSES
  Sales and marketing                        15,072      12,438
  Research and development                    2,332       2,153
  General and administrative                 11,157       8,920
                                            -------      ------
INCOME FROM OPERATIONS                        8,961       7,300

  Interest expense                              318         325
  Other expense, net                            148         227
                                            -------     -------
INCOME BEFORE INCOME TAXES                    8,495       6,748

  Income taxes                                3,400       2,700
                                            -------     -------
NET INCOME                                  $ 5,095     $ 4,048
                                            =======     =======
EARNINGS PER SHARE
  Basic                                       $0.17       $0.13
  Diluted                                      0.16        0.13

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                      30,814      31,000
  Diluted                                    32,309      31,480


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                           April 30,    January 31,
                                              1998         1998
                                           ---------    -----------
                                                (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $ 17,090      $ 23,267
  Receivables                                90,471       101,334
  Inventories:
    Finished products                         5,017         5,166
    Scoring services and work in process     20,541         8,218
    Raw materials and purchased parts         2,926         2,855
                                           --------      --------
      Total inventories                      28,484        16,239

  Prepaid expenses and other                  6,708         6,562
                                           --------      --------
                    TOTAL CURRENT ASSETS    142,753       147,402

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements           58,039        57,281
  Machinery and equipment                   149,554       141,949
  Accumulated depreciation                 (109,030)     (105,206)
                                           --------      --------
    Net property, plant and equipment        98,563        94,024

INTELLECTUAL PROPERTIES, NET
  Acquired and internally developed
    software products                        14,489        14,967
  Assessment instruments                      9,944        10,317
                                           --------      --------
    Total intellectual properties            24,433        25,284

OTHER ASSETS, NET
  Goodwill                                   45,386        45,634
  Other assets                                3,133         3,070
                                           --------      --------
    Total other assets                       48,519        48,704
                                           --------      --------
                    TOTAL ASSETS           $314,268      $315,414
                                           ========      ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                              April 30,   January 31,
                                                 1998        1998
                                             ----------   -----------
                                                   (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt        $  5,064     $  6,448
  Accounts payable                              28,220       26,767
  Accrued expenses                              35,604       36,237
  Deferred income                               24,208       29,026
  Income taxes                                   4,596        4,156
                                              --------     --------
               TOTAL CURRENT LIABILITIES        97,692      102,634

LONG-TERM DEBT -- less current maturities       11,363       12,396

DEFERRED INCOME TAXES                            5,568        6,390

COMMITMENTS AND CONTINGENCIES                        -            -

STOCKHOLDERS' EQUITY
  Preferred stock                                    -            -
  Common stock--issued and outstanding -
  31,081 and 30,846 shares, respectively           932          925
  Paid-in capital                                6,889        4,518
  Retained earnings                            197,891      194,348
  Other comprehensive income -
    Foreign currency translation adjustment     (2,328)      (2,343)
  Deferred compensation                         (3,739)      (3,454)
                                              --------     --------
    Total stockholders' equity                 199,645      193,994
                                              --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $314,268     $315,414
                                              ========     ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                      Three Months Ended
                                                            April 30,
                                                      ------------------
                                                         1998       1997
                                                      -------    -------
                                                         (In thousands)
OPERATING ACTIVITIES
  Net income from operations                          $ 5,095    $ 4,048
  Depreciation, amortization and other
    noncash expenses                                    7,225      6,780
  Provision for deferred income taxes                    (822)      (161)
  Changes in operating assets and liabilities:
    Accounts receivable                                10,780         (2)
    Inventory and other current assets                (12,391)    (5,099)
    Accounts payable and accrued expenses               1,260     (7,516)
    Deferred income                                    (4,818)    (4,006)
                                                      -------    -------
      Net cash (used in) provided by
        operating activities                            6,329     (5,956)
                                                      -------    -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment           (7,800)    (4,707)
  Purchases of business systems                        (1,796)      (480)
  Acquisitions, net                                         -     (2,742)
  Other, net                                              483       (830)
                                                      -------    -------
      Net cash used in investing activities            (9,113)    (8,759)
                                                      -------    -------
FINANCING ACTIVITIES
  Net repayment of borrowings                          (1,515)    (1,493)
  Issuance (repurchase) of common stock, net             (327)   (13,072)
  Dividends paid                                       (1,551)    (1,363)
                                                      -------    -------
      Net cash used by financing activities            (3,393)   (15,928)
                                                      -------    -------
      (Decrease) in cash and cash equivalents          (6,177)   (30,643)

CASH AND CASH EQUIVALENTS - beginning of period        23,267     58,079
                                                      -------    -------
CASH AND CASH EQUIVALENTS - end of period             $17,090    $27,436
                                                      =======    =======


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended April 30, 1998, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1999.

Note B - Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share."

The following table is a reconciliation of the earnings numerator and the weighted-average shares denominator used in the calculations of basic and diluted earnings per share (in thousands, except per share data):

                                                          Three Months
                                                         Ended April 30,
                                                        -----------------
                                                          1998      1997
                                                        -------   -------
Earnings:
  Net income
    Basic earnings per share                            $ 5,095   $ 4,048

  Adjustments for dilutive securities:
    Interest expense on convertible debentures,
      net of tax                                             51        64
                                                        -------   -------
  Adjusted net income for diluted earnings per share    $ 5,146   $ 4,112
                                                        =======   =======
Weighted Average Shares:
  Basic average shares                                   30,814    30,146

  Adjustments for dilutive securities:

    Employee stock options, net of tax proceeds             899       458
    Contingent stock awards, net of tax proceeds             86       293
    Convertible debentures                                  510       583
                                                        -------   -------

  Diluted average shares                                 32,309    31,480
                                                        =======   =======
Basic earnings per share                                $  0.17   $  0.13
                                                        =======   =======
Diluted earnings per share                              $  0.16   $  0.13
                                                        =======   =======

Note C - The Company has 10,000,000 shares of $.01 par value Preferred Stock authorized of which none is outstanding. 100,000,000 shares of $.03 par value Common Stock are authorized.

Note D - As of February 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported in retained earnings to be separately classified as other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

The components of Comprehensive income, for the three-month periods ended April 30, 1998 and 1997 are as follows:

                                                       1998      1997
                                                     -------    -------

         Net income                                  $ 5,095    $ 4,048
         Foreign currency translation adjustments         15         98
                                                     -------    -------
         Comprehensive income                        $ 5,110    $ 4,146
                                                     =======    =======

Note E - Certain claims asserted against the Company by a former customer and discussed in prior years were reduced to a formal complaint served on the Company on April 30, 1997. The lawsuit alleges certain claims against the Company in connection with three loan processing and servicing agreements; the claims are for expenses, an undisclosed amount of lost profits and damages associated with loan defaults. The Company has tendered the defense of this claim to its insurer, and the insurer accepted the defense subject to a reservation of rights. The Company has filed an answer to the complaint denying the claims and the Company will vigorously defend this litigation. In addition, the Company has filed a counterclaim against the former customer and its' corporate affiliate seeking compensatory damages in an amount to be determined at trial. The Company does not believe the outcome of this litigation would result in a material adverse effect on the Company's financial position or results of operations.


Item 2.   Management's   Discussion and  Analysis of  Results of  Operations and
Financial Condition

National Computer Systems, Inc. is an information services company providing software, services and systems for the collection, management and interpretation of data. The Company markets these products and services to the education, commercial, and government markets through its various operating units.

Recap of 1998 First Quarter Results

For the quarter ended April 30, 1998, total revenues increased by $18.9 million or 24.0% from the quarter ended April 30, 1997. Overall gross margin declined by
0.7 percentage points as a percent of revenue due to revenue mix, though gross margin dollars increased $6.7 million or 21.8%. Income from operations for the quarter increased $2.7 million or 22.8% over the prior year first quarter, representing a constant 9.2% of total revenues for both periods. Net income increased 25.9% over the quarter ended April 30, 1997, and earnings per share (diluted) increased 23.1%.

Revenues

Total revenues for the quarter ended April 30, 1998 were up 24.0% to $98.0 million from $79.0 million in the prior year. Approximately $5 million, or 6 percentage points of the 24% revenue growth, is due to the impact of fiscal 1997 acquisitions. By revenue category, first quarter 1998 compares to first quarter 1997 as follows:

          Information services         +44%
          Product sales                + 7%
          Maintenance and support      +14%

The $19 million of overall revenue increase in the first quarter of 1998 is largely attributable to growth in information services. That growth is principally due to increased assessment and testing services, more specifically, increased volumes of statewide K-12 assessments coming from recent contract wins in California, Arizona and Minnesota, among other projects. Quarter on quarter information services revenue increases were also realized in education and commercial large scale data management services.

First quarter increases in product sales and maintenance and support revenues came principally from the acquisitions of London House and McGraw Hill School Systems, respectively, in July 1997.

By major market, revenues from Education grew 35% in the first quarter, due largely to the aforementioned testing volumes. Large scale data management revenues grew 1% in the first quarter of 1998, compared to a very strong first quarter of 1997 when those revenues grew 18% over the prior year.

Cost of Revenues and Gross Margins

For the quarter ended April 30, 1998, the Company's overall gross margin declined by 0.7 percentage points to 38.3% from 39.0% in the same period of the prior year. This modest decline is due entirely to revenue mix, as gross margins on each revenue line (information services, product sales, and maintenance and support) improved. The rapid growth of information services influenced the overall gross margin percentage decline.

Operating Expenses

Sales and marketing expenses increased $2.6 million or 21.2% in the quarter ended April 30, 1998, over the prior year first quarter. The dollar increase in these expenses is principally attributable to the acquisitions completed since April 1997. As a percentage of revenues, sales and marketing expenses declined by 0.4 percentage points.

Research and development costs increased $.2 million in the quarter ended April 30, 1998 as compared to the quarter ended April 30, 1997. For the full year, these expenses are expected to be at modestly higher levels for fiscal 1998 than fiscal 1997, as the Company continues its investment in software products and test processing technology.

General and administrative expenses increased by $2.2 million for the quarter ended April 30, 1998 from the prior year quarter. This quarter-to-quarter increase is also principally the result of acquisitions since last year's first quarter. As a percent of revenues, general and administrative expenses remained relatively constant.

Non-operating Expenses

Interest expense and other non-operating expenses were essentially unchanged in the quarter ended April 30, 1998, from the comparable prior year period, and are, in total, relatively inconsequential.

Provision for Income Taxes

The effective income tax rate was 40.0% for the quarters ended April 30, 1998 and 1997.


Liquidity and Capital Resources

For the three-month period ended April 30, 1998, the Company generated $6.3 million of cash flow from operating activities as contrasted with funds used by operations of $6.0 million in the same period of the prior year. This quarter-to-quarter comparison is predominantly the result of significantly better collections of trade accounts receivable in the first quarter of 1998. Cash was used principally to fund investments in property, plant and equipment of $7.8 million, net repayment of borrowings of $1.5 million, as well as to pay dividends of $1.6 million. The Company expects for the remainder of fiscal 1998 that its positive cash flows from operations will be adequate to fund its normal financing and investing activities. In addition, the Company anticipates funding internal growth and acquisitions with its cash and cash equivalents on hand, excess cash flows from operations, and existing revolving credit facility. The Company plans to hold relatively constant the number of shares of common stock outstanding and will, therefore, generally repurchase shares only to offset new issuances, if any.


The statements which are not historical or current facts or are "goals" or "expectations" contained in this Quarterly Report constitute "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. The Cautionary Statements filed by the Company as
Exhibit 99 to the Annual Report on Form 10-K for the year ended January 31, 1998, are incorporated herein by reference, and stockholders and prospective investors are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The registrant held its Annual Meeting of Stockholders on May 21, 1998.

          (c) Briefly described below are the only matters voted on at the Annual meeting and the number of votes with respect to each matter.

             (i) Election of Board of Directors

                                                        Withhold
                        Name                For        Authority
                 Russell A. Gullotti     23,681,785      71,424
                 David C. Cox            23,685,644      67,565
                 Moses S. Joseph         23,693,679      59,530
                 Jean B. Keffeler        23,697,982      55,227
                 Stephen G. Shank        23,705,069      48,140
                 John E. Steuri          23,699,279      53,930

            (ii) Approval of the 1998 Employee Stock Purchase Plan

                 For                     21,821,432
                 Against                    221,728
                 Abstain                  1,710,049
                 Broker Non-Vote                  0

           (iii) Approval of the appointment of Ernst & Young LLP as auditors for the year ending January 31, 1999

                 For                     23,666,761
                 Against                     47,881
                 Abstain                     38,567
                 Broker Non-Vote                  0

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.
         27.  Financial Data Schedule

    (b) No reports on Form 8-K were filed for the three months ended April 30, 1998.



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



Dated:  June 11, 1998