Form 10-Q
period 1998-07-31
NATIONAL COMPUTER SYSTEMS INC
filed 1998-09-10
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                         FORM 10-Q




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 1998

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

      The number of shares of common stock, par value $.03 per share, outstanding on September 2, 1998, was 31,222,664.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                               Three Months
                                               Ended July 31,
                                            -------------------
                                             1998         1997
                                            ------       ------
                                           (In thousands, except
                                             per share amounts)
REVENUES
  Information services                     $ 73,497     $45,488
  Product sales                              41,556      38,857
  Maintenance and support                    13,075      11,684
                                           --------     -------
    Total revenues                          128,128      96,029

COST OF REVENUES
  Cost of information services               50,592      32,152
  Cost of product sales                      17,482      17,804
  Cost of maintenance and support             8,778       8,006
                                           --------     -------
    Gross margin                             51,276      38,067

OPERATING EXPENSES
  Sales and marketing                        16,508      13,688
  Research and development                    2,383       1,549
  General and administrative                 15,671      10,957
                                           --------     -------
INCOME FROM OPERATIONS                       16,714      11,873

  Interest expense                              215         310
  Other (income) expense, net                   157         (48)
                                           --------     -------
INCOME BEFORE INCOME TAXES                   16,342      11,611

  Income taxes                                6,600       4,600
                                           --------     -------
NET INCOME                                 $  9,742     $ 7,011
                                           ========     =======
EARNINGS PER SHARE
  Basic                                       $0.31       $0.23
  Diluted                                      0.30        0.22

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                      30,987      30,368
  Diluted                                    32,524      31,704


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                Six Months
                                              Ended July 31,
                                            -------------------
                                             1998         1997
                                            ------       ------
                                           (In thousands, except
                                             per share amounts)
REVENUES
  Information services                     $122,282    $ 79,352
  Product sales                              78,065      72,894
  Maintenance and support                    25,696      22,754
                                           --------    --------
    Total revenues                          226,043     175,000

COST OF REVENUES
  Cost of information services               86,982      57,648
  Cost of product sales                      33,495      33,039
  Cost of maintenance and support            16,767      15,435
                                           --------    --------
    Gross margin                             88,799      68,878

OPERATING EXPENSES
  Sales and marketing                        31,580      26,126
  Research and development                    4,716       3,702
  General and administrative                 26,828      19,877
                                           --------    --------
INCOME FROM OPERATIONS                       25,675      19,173

  Interest expense                              533         635
  Other expense, net                            305         179
                                           --------    --------
INCOME BEFORE INCOME TAXES                   24,837      18,359

  Income taxes                               10,000       7,300
                                           --------    --------
NET INCOME                                 $ 14,837    $ 11,059
                                           ========     =======
EARNINGS PER SHARE
  Basic                                       $0.48       $0.37
  Diluted                                      0.46        0.35

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                      30,900      30,257
  Diluted                                    32,416      31,592


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                            July 31,    January 31,
                                              1998         1998
                                           ---------    -----------
                                                (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $ 10,436      $ 23,267
  Receivables                               114,609       101,334
  Inventories:
    Finished products                         5,662         5,166
    Scoring services and work in process     22,617         8,218
    Raw materials and purchased parts         2,035         2,855
                                           --------      --------
      Total inventories                      30,314        16,239

  Prepaid expenses and other                  7,120         6,562
                                           --------      --------
                    TOTAL CURRENT ASSETS    162,479       147,402

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements           57,789        57,281
  Machinery and equipment                   154,046       141,949
  Accumulated depreciation                 (113,504)     (105,206)
                                           --------      --------
    Net property, plant and equipment        98,331        94,024

INTELLECTUAL PROPERTIES, NET
  Acquired and internally developed
    software products                        13,062        14,967
  Assessment instruments                      9,572        10,317
                                           --------      --------
    Total intellectual properties            22,634        25,284

OTHER ASSETS, NET
  Goodwill                                   44,442        45,634
  Other assets                                6,969         3,070
                                           --------      --------
    Total other assets                       51,411        48,704
                                           --------      --------
                    TOTAL ASSETS           $334,855      $315,414
                                           ========      ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                              July 31,    January 31,
                                                1998         1998
                                             ----------   -----------
                                                  (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt        $  3,460     $  6,448
  Accounts payable                              26,165       26,767
  Accrued expenses                              43,360       36,237
  Deferred income                               35,851       29,026
  Income taxes                                   3,773        4,156
                                              --------     --------
               TOTAL CURRENT LIABILITIES       112,609      102,634

LONG-TERM DEBT -- less current maturities        7,712       12,396

DEFERRED INCOME TAXES                            5,347        6,390

COMMITMENTS AND CONTINGENCIES                        -            -

STOCKHOLDERS' EQUITY
  Preferred stock                                    -            -
  Common stock--issued and outstanding -
  31,081 and 30,846 shares, respectively           935          925
  Paid-in capital                                7,709        4,518
  Retained earnings                            206,077      194,348
  Accumulated other comprehensive income -
    Foreign currency translation adjustment     (3,104)      (2,343)
  Deferred compensation                         (2,430)      (3,454)
                                              --------     --------
               TOTAL STOCKHOLDERS' EQUITY      209,187      193,994
                                              --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $334,855     $315,414
                                              ========     ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                        Six Months Ended
                                                            July 31,
                                                      ------------------
                                                        1998       1997
                                                      -------    -------
                                                         (In thousands)
OPERATING ACTIVITIES
  Net income                                         $ 14,837   $ 11,059
  Depreciation, amortization and other
    noncash expenses                                   16,322     14,015
  Provision for deferred income taxes                  (1,043)      (383)
  Changes in operating assets and liabilities:
    Accounts receivable                               (13,275)    (6,834)
    Inventory and other current assets                (14,633)    (3,281)
    Accounts payable and accrued expenses               7,572     (5,351)
    Deferred income                                     6,825      3,212
                                                      -------    -------
      Net cash provided by operating activities        16,605     12,437
                                                      -------    -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment          (11,588)    (9,188)
  Purchases of business systems                        (3,775)    (1,000)
  Acquisitions, net                                    (4,600)   (32,192)
  Other, net                                             (984)    (2,620)
                                                      -------    -------
      Net cash used in investing activities           (20,947)   (45,000)
                                                      -------    -------
FINANCING ACTIVITIES
  Net repayment of borrowings                          (5,770)    (1,506)
  Issuance (repurchase) of common stock, net              389    (12,750)
  Dividends paid                                       (3,108)    (2,742)
                                                      -------    -------
      Net cash used by financing activities            (8,489)   (16,998)
                                                      -------    -------
     (Decrease) in cash and cash equivalents          (12,831)   (49,561)

CASH AND CASH EQUIVALENTS - beginning of period        23,267     58,079
                                                      -------    -------
CASH AND CASH EQUIVALENTS - end of period             $10,436    $ 8,518
                                                      =======    =======


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended July 31, 1998, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1999.

Note B - Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share."

The following table is a reconciliation of the earnings numerator and the weighted-average shares denominator used in the calculations of basic and diluted earnings per share (in thousands, except per share data):

                                           Three Months        Six Months
                                          Ended July 31,      Ended July 31,
                                         ----------------    ----------------
                                           1998     1997       1998     1997
                                         -------  -------    -------  -------
Earnings:
  Net income
    Basic earnings per share             $ 9,742  $ 7,011    $14,837  $11,059

  Adjustments for dilutive securities:
    Interest expense on convertible
      debentures, net of tax                  54       64        105      128
                                         -------  -------    -------  -------
  Adjusted net income for diluted
    earnings per share                   $ 9,796  $ 7,075    $14,942  $11,187
                                         =======  =======    =======  =======
Weighted Average Shares:
  Basic average shares                    30,987   30,368     30,900   30,257

  Adjustments for dilutive securities:
    Employee stock options, net of
      tax proceeds                          956       483        928      470
    Contingent stock awards, net of
      tax proceeds                           73       270         79      282
    Convertible debentures                  508       583        509      583
                                        -------   -------    -------  -------
  Diluted average shares                 32,524    31,704     32,416   31,592
                                        =======   =======    =======  =======
Basic earnings per share                $  0.31   $  0.23    $  0.48  $  0.37
                                        =======   =======    =======  =======
Diluted earnings per share              $  0.30   $  0.22    $  0.46  $  0.35
                                        =======   =======    =======  =======

Note C - The Company has 10,000,000 shares of $.01 par value Preferred Stock authorized of which none is outstanding. 100,000,000 shares of $.03 par value Common Stock are authorized.

Note D - As of February 1, 1998,  the Company  adopted  Statement  of  Financial
Accounting Standard (SFAS) 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported in retained earnings to be separately classified as other comprehensive income. Prior year financial statements have been reclassified to conform to the current requirements.

The components of Comprehensive income, for the three month and six month periods ended July 31, 1998 and 1997 are as follows (in thousands):

                                            Quarter           Year-to-date
                                        1998      1997       1998       1997
                                       -------   -------    -------   -------

      Net income                      $ 9,742   $ 7,011     $14,837   $11,059
      Foreign currency translation
        adjustments                      (776)       11        (761)      109
                                      -------   -------     -------   -------
       Comprehensive income           $ 8,966   $ 7,022     $14,076   $11,168
                                      =======   =======     =======   =======

Note E - Certain claims asserted against the Company by a former customer and discussed in prior years were reduced to a formal complaint served on the Company on April 30, 1997. The lawsuit alleges certain claims against the Company in connection with three loan processing and servicing agreements; the claims are for expenses, an undisclosed amount of lost profits and damages associated with loan defaults. The Company has tendered the defense of this claim to its insurer, and the insurer accepted the defense subject to a reservation of rights. The Company has filed an answer to the complaint denying the claims and the Company will vigorously defend this litigation. In addition, the Company has filed a counterclaim against the former customer and its' corporate affiliate seeking compensatory damages in an amount to be determined at trial. The Company does not believe the outcome of this litigation would result in a material adverse effect on the Company's consolidated financial position or results of operations.

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

Recap of 1998 Second Quarter Results

For the quarter ended July 31, 1998, total revenues increased by $32.1 million or 33.4% from the quarter ended July 31, 1997. Overall gross margin improved by
0.4 percentage point as a percent of revenue and gross margin dollars increased $13.2 million or 34.7%. Income from operations for the quarter increased $4.8 million or 40.8% over the prior year second quarter. Net income increased 39.0% over the quarter ended July 31, 1997, and earnings per share (diluted) increased 36.4% to $.30 per share from $.22 in the prior year second quarter.

For the six months ended July 31, 1998, revenues increased $51.0 million or 29.2% over the same period of the prior year. The gross margin percentage remained relatively constant at 39.3% and 39.4% for July 31, 1998 and 1997, respectively. Operating expenses increased 27.0%, however, as a percentage of revenue, these expenses decreased 0.5%. Income from operations was 35.3% higher than the six months ended July 31, 1997, and earnings per share (diluted) increased 31.4% to $.46 from $.35 in the prior year.

Revenues

Total revenues for the three and six month periods ended July 31, 1998 were up 33.4% and 29.2%, respectively. Approximately 3 percentage points of revenue growth in second quarter and 5 percentage points of revenue growth for the six months were due to acquisitions completed in July 1997. By revenue category, 1998 compares to 1997 as follows:

                                      Quarter        Year-to-date
                                      -------        ------------
          Information services         +61.6%            +54.1%
          Product sales                + 6.9%            + 7.1%
          Maintenance and support      +11.9%            +12.9%

Most of the $32 million of overall revenue increase in the second quarter of 1998 was attributable to growth in information services. That growth was principally due to increased assessment and testing services, particularly, increased volumes of statewide K-12 assessments. The new state assessment program in California had a significant impact on these volumes and revenues.

Increases in product sales came principally from assessment instruments and education software licensing. Increased maintenance and support revenues were the result of increased support revenues related to education software.

By major market, revenues from the education market grew over 40% in the second quarter, due largely to the aforementioned testing volumes. Large scale data management revenues (non-education) grew over 10% in the second quarter of 1998.

Cost of Revenues and Gross Margins

For the quarter ended July 31, 1998, the Company's overall gross margin improved by 0.4 percentage point to 40.0% from 39.6% in the same period of the prior year, with improved margins in each of the Company's revenue categories (information services, product sales, and maintenance and support). On a year-to-date basis, as a percentage of revenue, the overall gross margin declined 0.1 percentage point, due entirely to revenue mix, as gross margins in each revenue category also improved. The rapid growth of information services influenced the overall year-to-date gross margin percentage.

Operating Expenses

Sales and marketing expenses increased $2.8 million or 20.6% in the quarter ended July 31, 1998, over the prior year second quarter. As a percentage of revenues, second quarter sales and marketing expenses declined by 1.4 percentage points, due to relatively lower selling costs on information services revenues. For the six month period ended July 31, 1998 these expenses also decreased 1.0 percentage point as a percent of revenues.

Research and development costs increased $.8 million in the quarter ended July 31, 1998 as compared to the quarter ended July 31, 1997. Year-to-date expenditures increased $1.0 million, as a percentage of revenues these expenses remained constant at 2.1% for 1998 and 1997. For the full year, these expenses are expected to be at modestly higher levels for fiscal 1998 than fiscal 1997, as the Company continues its investment in software products and test processing technology.

General and administrative expenses increased by $4.7 million for the quarter ended July 31, 1998 from the prior year quarter. This quarter-to-quarter increase is the result of several factors, including acquisitions made in the second quarter of 1997, (including the related amortization of goodwill), year 2000 costs, and accruals established for variable compensation plans. For the six months ended July 31, 1998, these expenses were up $7.0 million due to the same factors.

Non-operating Expenses

Interest expense decreased slightly for the quarter ended July 31, 1998 from the prior year quarter. On a year-to-date basis, interest expense decreased $0.1 million as a result of lower average debt levels. Other income and expense, net, was negligible for both the quarter and the year-to-date period ending July 31, 1998 and 1997.

Provision for Income Taxes

The effective income tax rate was 40% for the quarters ended July 31, 1998 and 1997.

Liquidity and Capital Resources

For the six-month period ended July 31, 1998, the Company generated $16.6 million of cash flow from operating activities as compared to $12.4 million in the same period of the prior year. Cash was used principally to fund investments in property, plant and equipment of $11.6 million, business systems of $3.7 million, acquisitions of $4.6 million, net repayment of borrowings of $5.7 million, as well as to pay dividends of $3.1 million. The Company expects for the remainder of fiscal 1998 that its positive cash flows from operations will be adequate to fund its normal financing and investing activities. In addition, the Company anticipates funding internal growth and acquisitions with its cash and cash equivalents on hand, excess cash flows from operations, and an existing revolving credit facility. The Company plans to hold relatively constant the number of shares of common stock outstanding and will, therefore, generally repurchase shares only to offset new issuances, if any.

Year 2000 Impact

The Company continues to modify or replace portions of its product software and internal business systems software so that it will function properly in the year 2000 and beyond. The Company believes its efforts continue to be on schedule and within costs discussed in its most recent annual report and Form 10-K. While the Company believes it can address the year 2000 issues under its control in time to prevent any material impact on its operations, there can be no guarantee that the Company's suppliers and customers can do likewise, which in turn could have an adverse impact on the Company. Contingency plans will be developed, where necessary, so that the Company's operations will not be materially affected by the year 2000.



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

    (b) No reports on Form 8-K were filed for the three months ended July 31, 1998.



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



Dated:  September 9, 1998