Form 10-Q
period 1998-10-31
NATIONAL COMPUTER SYSTEMS INC
filed 1998-12-14
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                         FORM 10-Q





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 1998

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

The number of shares of common stock, par value $.03 per share, outstanding on December 10, 1998, was 31,294,426.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                               Three Months
                                             Ended October 31,
                                            -------------------
                                             1998         1997
                                            ------       ------
                                           (In thousands, except
                                             per share amounts)
REVENUES
  Information services                     $ 71,586     $ 56,821
  Product sales                              50,305       45,846
  Maintenance and support                    13,517       12,720
                                           --------     --------
    Total revenues                          135,408      115,387

COST OF REVENUES
  Cost of information services               58,484       47,502
  Cost of product sales                      21,204       18,256
  Cost of maintenance and support             8,345        8,886
                                           --------     --------
    Gross margin                             47,375       40,743

OPERATING EXPENSES
  Sales and marketing                        16,594       14,993
  Research and development                    3,478        2,324
  General and administrative                 14,468       13,419
                                           --------     --------
INCOME FROM OPERATIONS                       12,835       10,007

  Interest expense                              193          330
  Other (income) expense, net                  (216)        (449)
                                           --------     --------
INCOME BEFORE INCOME TAXES                   12,858       10,126

  Income taxes                                5,100        4,100
                                           --------     --------
NET INCOME                                 $  7,758     $  6,026
                                           ========     ========
EARNINGS PER SHARE
  Basic                                       $0.25        $0.20
  Diluted                                      0.24         0.19

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                      31,075       30,470
  Diluted                                    32,648       32,043


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                Nine Months
                                             Ended October 31,
                                            -------------------
                                             1998         1997
                                            ------       ------
                                           (In thousands, except
                                             per share amounts)
REVENUES
  Information services                     $193,868    $136,173
  Product sales                             128,370     118,740
  Maintenance and support                    39,213      35,474
                                           --------    --------
    Total revenues                          361,451     290,387

COST OF REVENUES
  Cost of information services              145,466     105,150
  Cost of product sales                      54,699      51,295
  Cost of maintenance and support            25,112      24,321
                                           --------    --------
    Gross margin                            136,174     109,621

OPERATING EXPENSES
  Sales and marketing                        48,174      41,119
  Research and development                    8,194       6,026
  General and administrative                 41,296      33,296
                                           --------    --------
INCOME FROM OPERATIONS                       38,510      29,180

  Interest expense                              726         965
  Other (income) expense, net                    89        (270)
                                           --------    --------
INCOME BEFORE INCOME TAXES                   37,695      28,485

  Income taxes                               15,100      11,400
                                           --------    --------
NET INCOME                                 $ 22,595    $ 17,085
                                           ========     =======
EARNINGS PER SHARE
  Basic                                       $0.73       $0.56
  Diluted                                      0.70        0.54

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                      30,959      30,328
  Diluted                                    32,474      31,742


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                           October 31,    January 31,
                                              1998           1998
                                           -----------    -----------
                                                 (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $ 33,144        $ 23,267
  Receivables                                95,211         101,334
  Inventories:
    Finished products                         5,690           5,166
    Scoring services and work in process     14,035           8,218
    Raw materials and purchased parts         1,838           2,855
                                           --------        --------
      Total inventories                      21,563          16,239

  Prepaid expenses and other                  8,180           6,562
                                           --------        --------
                    TOTAL CURRENT ASSETS    158,098         147,402

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements           59,594          57,281
  Machinery and equipment                   158,422         141,949
  Accumulated depreciation                 (116,719)       (105,206)
                                           --------        --------
    Net property, plant and equipment       101,297          94,024

INTELLECTUAL PROPERTIES, NET
  Acquired and internally developed
    software products                        13,034          14,967
  Assessment instruments                      9,199          10,317
                                           --------        --------
    Total intellectual properties            22,233          25,284

OTHER ASSETS, NET
  Goodwill                                   52,526          45,634
  Other assets                                5,917           3,070
                                           --------        --------
    Total other assets                       58,443          48,704
                                           --------        --------
                    TOTAL ASSETS           $340,071        $315,414
                                           ========        ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                             October 31,    January 31,
                                                1998           1998
                                             -----------    -----------
                                                   (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt        $  3,479       $  6,448
  Accounts payable                              28,310         26,767
  Accrued expenses                              44,659         36,237
  Deferred income                               34,436         29,026
  Income taxes                                   2,896          4,156
                                              --------       --------
               TOTAL CURRENT LIABILITIES       113,780        102,634

LONG-TERM DEBT -- less current maturities        7,662         12,396

DEFERRED INCOME TAXES                            3,542          6,390

COMMITMENTS AND CONTINGENCIES                        -              -

STOCKHOLDERS' EQUITY
  Preferred stock                                    -              -
  Common stock--issued and outstanding -
  31,248 and 30,846 shares, respectively           938            925
  Paid-in capital                                7,866          4,518
  Retained earnings                            212,272        194,348
  Accumulated other comprehensive income -
    Foreign currency translation adjustment     (3,976)        (2,343)
  Deferred compensation                         (2,013)        (3,454)
                                              --------       --------
               TOTAL STOCKHOLDERS' EQUITY      215,087        193,994
                                              --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $340,071       $315,414
                                              ========       ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                           Nine Months Ended
                                                              October 31,
                                                          -------------------
                                                            1998        1997
                                                          -------     -------
                                                             (In thousands)
OPERATING ACTIVITIES
  Net income                                             $ 22,595    $ 17,085
  Depreciation, amortization and other
    noncash expenses                                       24,271      21,628
  Provision for deferred income taxes                      (1,265)       (406)
  Changes in operating assets and liabilities:
    Accounts receivable                                     6,573       6,237
    Inventory and other current assets                     (6,616)     (4,467)
    Accounts payable and accrued expenses                   9,879      (4,962)
    Deferred income                                         4,688       1,153
                                                          -------     -------
      Net cash provided by operating activities            60,125      36,268
                                                          -------     -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment              (16,688)    (14,378)
  Purchases of business systems                            (5,429)     (1,000)
  Acquisitions, net                                       (15,760)    (35,216)
  Other, net                                               (2,225)     (3,730)
                                                          -------     -------
      Net cash used in investing activities               (40,102)    (54,324)
                                                          -------     -------
FINANCING ACTIVITIES
  Net repayment of borrowings                              (6,025)     (1,167)
  Issuance (repurchase) of common stock, net                  549     (12,647)
  Dividends paid                                           (4,670)     (4,125)
                                                          -------     -------
      Net cash used by financing activities               (10,146)    (17,939)
                                                          -------     -------
      Increase (decrease) in cash and cash equivalents      9,877     (35,995)

CASH AND CASH EQUIVALENTS - beginning of period            23,267      58,079
                                                          -------     -------
CASH AND CASH EQUIVALENTS - end of period                 $33,144     $22,084
                                                          =======     =======


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended October 31, 1998, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1999. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in National Computer Systems, Inc. and Subsidiaries' annual report on Form 10-K for the year ended January 31, 1998.

Note B - Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share."

The following table is a reconciliation of the earnings numerator and the weighted-average shares denominator used in the calculations of basic and diluted earnings per share (in thousands, except per share data):


                                           Three Months         Nine Months
                                         Ended October 31,   Ended October 31,
                                         -----------------   -----------------
                                           1998      1997      1998      1997
                                         -------   -------   -------   -------
Earnings:
  Net income
    Basic earnings per share             $ 7,758   $ 6,026   $22,595   $17,085

  Adjustments for dilutive securities:
    Interest expense on convertible
      debentures, net of tax                  56        64       161       192
                                         -------   -------   -------   -------
  Adjusted net income for diluted
    earnings per share                   $ 7,814   $ 6,090   $22,756   $17,277
                                         =======   =======   =======   =======
Weighted Average Share
  Basic average shares                    31,075    30,470    30,959    30,328

  Adjustments for dilutive securities:
    Employee stock options, net of
      tax proceeds                           971       738       923       559
    Contingent stock awards, net of
      tax proceeds                            94       252        83       272
    Convertible debentures                   508       583       509       583
                                         -------   -------   -------   -------
  Diluted average shares                  32,648    32,043    32,474    31,742
                                         =======   =======   =======   =======
Basic earnings per share                 $  0.25   $  0.20   $  0.73   $  0.56
                                         =======   =======   =======   =======
Diluted earnings per share               $  0.24   $  0.19   $  0.70   $  0.54
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

The components of comprehensive income, for the three month and nine month periods ended October 31, 1998 and 1997 are as follows (in thousands):


                                            Quarter            Year-to-date
                                        1998      1997        1998      1997
                                      -------   -------     -------   -------

      Net income                      $ 7,758   $ 6,026     $22,595   $17,085
      Foreign currency translation
        adjustments                      (872)     (391)     (1,633)     (282)
                                      -------   -------     -------   -------
      Comprehensive income            $ 6,886   $ 5,635     $20,962   $16,803
                                      =======   =======     =======   =======

Note E - As  previously  disclosed,  a former  customer of the  Company  filed a lawsuit against the Company on April 30, 1997. The lawsuit alleges certain claims against the Company in connection with three loan processing and servicing agreements; the claims are for expenses, an undisclosed amount of lost profits and damages associated with loan defaults. The Company has tendered the defense of this claim to its insurer, and the insurer accepted the defense subject to a reservation of rights. The Company has filed an answer to the complaint denying the claims, and the Company will vigorously defend this litigation. In addition, the Company has filed a counterclaim against the former customer and its' corporate affiliate seeking compensatory damages in an amount to be determined at trial. The Company does not believe the outcome of this litigation would result in a material adverse effect on the Company's consolidated financial position or results of operations.

Note F - In September 1998, the Company acquired all of the common stock of American Cybercasting Corporation (ACC), also known as Educational Structures, a business specializing in customized K-12 teacher support tools for lesson planning and curriculum support. The purchase price was approximately $10.5 million, net of cash acquired, and was allocated principally to goodwill of $9.3 million and assessment instruments of $0.9 million. The impact of this acquisition on third quarter operations was to reduce diluted earnings per share by approximately one cent.

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

Recap of 1998 Third Quarter Results

For the quarter ended October 31, 1998, total revenues increased by $20.0 million or 17.4% from the quarter ended October 31, 1997. Overall gross margin declined by 0.3 percentage point as a percent of revenue, though gross margin dollars increased $6.6 million or 16.3%. Income from operations for the quarter increased $2.8 million or 28.3% over the prior year third quarter and improved slightly as a percentage of revenues. Net income increased 28.7% over the quarter ended October 31, 1997, and earnings per share (diluted) increased 26.3% to $.24 per share from $.19 in the prior year third quarter.

Included in the third quarter results are the operations of Educational Structures since September 14, 1998, the date the Company acquired ACC. Also included in research and development expense is a charge for purchased in-process R&D of $200,000 related to this acquisition. Together, these acquisition-related factors reduced reported third quarter and year-to-date earnings by slightly more than one cent per share.

For the nine months ended October 31, 1998, revenues increased $71.0 million or 24.5% over the same period of the prior year. The gross margin percentage remained constant at 37.7% for the nine months ended October 31, 1998 and 1997. Operating expenses increased 21.4%, however, as a percentage of revenue, these expenses decreased 0.7% from year to year. Income from operations was 32.3% higher than the nine months ended October 31, 1997, and earnings per share (diluted) increased 29.6% to $.70 from $.54 in the prior year.

Revenues

Total revenues for the three and nine month periods ended October 31, 1998 were up 17.4% and 24.5%, respectively. Approximately 3 percentage points of revenue growth for the nine months were due to acquisitions completed in July 1997. By revenue category, 1998 compares to 1997 as follows:

                                      Quarter        Year-to-date
                                      -------        ------------
          Information services         +26.0%            +42.4%
          Product sales                + 9.7%            + 8.1%
          Maintenance and support      + 6.3%            +10.5%

Three-fourths of the $20 million of overall revenue increase in the third quarter of 1998 was attributable to growth in information services. That growth came from several sources: assessment and testing services, K-12 networking services, commercial outsourcing and professional services related to education software.

Third quarter increases in product sales came principally from education software licensing and related network hardware. Increased maintenance and support revenues were the result of increased support revenues related to education software.

By major market, for the third quarter, revenues grew 18% from the education market and over 15% from the large scale data management (non-education) market. Revenues, for the nine months ended October 31, grew 30% from the education market and 9% from the large scale data management market.

Cost of Revenues and Gross Margins

For the quarter ended October 31, 1998, the Company's overall gross margin declined by 0.3 percentage point to 35.0% from 35.3%. This modest decline is principally due to decreased margins on product sales from 60.2% in the third quarter of the prior year to 57.8% for the quarter ended October 31, 1998. This is due to the increase in lower-margin, non-proprietary network hardware in the overall mix of product sales. On a year-to-date basis, the gross margin in each revenue category (information services, product sales, and maintenance and support) improved as a percentage of revenue, but the overall gross margin remained constant at 37.7% due to changes in mix of revenues.

Operating Expenses

Sales and marketing expenses increased $1.6 million or 10.7% in the quarter ended October 31, 1998, over the prior year third quarter. As a percentage of revenues, third quarter sales and marketing expenses declined by 0.7 percentage point, due to relatively lower selling costs on information services revenues. For the nine month period ended October 31, 1998 these expenses also decreased
0.9 percentage point as a percent of revenues.

Research and development costs increased $1.2 million, including the impact of Education Structures described above, in the quarter ended October 31, 1998 as compared to the quarter ended October 31, 1997. Year-to-date expenditures increased $2.2 million over the prior year. For the full year, these expenses are expected to continue at higher levels for fiscal 1998 than fiscal 1997, as the Company continues its investment in software products and test processing technology.

General and administrative expenses increased by $1.0 million for the quarter ended October 31, 1998 from the prior year quarter. As a percentage of revenue, third quarter general and administrative expense declined 0.9 percentage point from 11.6% to 10.7%. For the nine months ended October 31, 1998, these expenses were up $8.0 million due to several factors, including acquisitions made in the second quarter of 1997, (including the related amortization of goodwill), and accruals established for variable compensation plans as a consequence of favorable operating results.

Non-operating Expenses

Interest expense decreased for the quarter and year-to-date ended October 31, 1998 from the prior year as a result of lower average debt levels. Other income and expense, net, was insignificant for both the quarter and the year-to-date period ending October 31, 1998 and 1997.

Provision for Income Taxes

The effective income tax rate was 40% for the quarters and nine-month periods ended October 31, 1998 and 1997.

Liquidity and Capital Resources

For the nine-month period ended October 31, 1998, the Company generated $60.1 million of cash flow from operating activities as compared to $36.2 million in the same period of the prior year. Cash was used principally to fund investments in property, plant and equipment of $16.6 million, business systems of $5.4 million, acquisitions of $15.8 million, net repayment of borrowings of $6.0 million, as well as to pay dividends of $4.7 million. The Company expects for the remainder of fiscal 1998 that its positive cash flows from operations will be adequate to fund its normal financing and investing activities. In addition, the Company anticipates funding internal growth and acquisitions with its cash and cash equivalents on hand, excess cash flows from operations, and an existing revolving credit facility.

Year 2000 Matters

Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known, and, if not corrected in a timely manner, could affect the Company and the U.S. and world economy generally.

The Company's product development processes currently contain steps to include Year 2000 compliance verification for all current and future products. Most of the Company's products are currently Year 2000 compliant, and a product by product Year 2000 status is posted on the Company's internet website at www.ncs.com.

The Company has named a full-time year 2000 program leader and formed a team consisting of representatives from each of its business units to address internal and external Year 2000 issues. The Company's internal financial and other computer systems have been reviewed to assess and remediate Year 2000 problems. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans. The Company's Year 2000 compliance program includes the following phases: identifying systems with date sensitive points that will need to be addressed; carrying out remediation work to modify those systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. As of October 31, 1998, the Company believes it is approximately 60% completed with its total Year 2000 effort. The Company expects to make significant further progress by the end of this fiscal year and be substantially complete by July, 1999.

Through October 31, 1998, the Company has spent approximately $4.0 million addressing Year 2000 issues ($1.5 million in fiscal 1997 and $2.5 million through October 31, 1998.) The Company expects to spend approximately $1.0 million in the fourth quarter of fiscal 1998, and estimates approximately $2.0 million of Year 2000 expenses in fiscal 1999. These costs are below that which was originally estimated and consist of primarily the use of internal resources, with relatively minor external costs. All amounts are being expensed currently and are included in the Company's future operating plans and expectations. In addition, the Company has also made, and will continue to make, significant capital investments in its internal business systems. However, these investments are not driven principally by Year 2000 considerations.

In addition, the Company is requesting assurances from its major suppliers that they are addressing the Year 2000 issue and that products purchased by the Company from such suppliers will function properly in the year 2000. Also, contacts are being made with the Company's major customers. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 problems in internal processes, information processing or interface with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. The Company is developing a contingency plan to provide for continuity of processing in such event based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits.

        *10.1. Amended and Restated Change In Control Agreement dated as of May 21, 1998, by and between NCS and certain executives of NCS.

        *10.2. Amended and Restated Severance Agreement dated December 8, 1998, by and between NCS and Russell A. Gullotti

         27.     Financial Data Schedule

        -------------------
        * - Indicates management contract or compensatory plan or agreement.


         (b) No reports on Form 8-K were filed for the three months ended October 31, 1998.



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


                                  NATIONAL COMPUTER SYSTEMS, INC.



                                  /s/ Jeffrey W. Taylor
                                  ---------------------------
                                   Jeffrey W. Taylor
                                   Vice President and
                                     Chief Financial Officer



Dated:  December 10, 1998

                                    FORM 10-Q
                         NATIONAL COMPUTER SYSTEMS, INC.
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998


                                  EXHIBIT INDEX



          EXHIBIT

        10.1 Amended and Restated Change In Control Agreement dated as of May 21, 1998, by and between NCS and certain executives of NCS.

        10.2 Amended and Restated Severance Agreement dated December 8, 1998, by and between NCS and Russell A. Gullotti.

        27       Financial Data Schedule.