Form 10-K
period 1999-01-31
NATIONAL COMPUTER SYSTEMS INC
filed 1999-04-27
CIK 69999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED:                         COMMISSION FILE NUMBER:
         JANUARY 31, 1999                                       0-3713
                            ------------------------

                         NATIONAL COMPUTER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                41-0850527
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

       11000 PRAIRIE LAKES DRIVE
        EDEN PRAIRIE, MINNESOTA                            55344
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

            Rights to Purchase Series A Participating Preferred Stock
                                (Title of Class)
                            ------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ____

State the aggregate market value of the voting shares held by non-affiliates of the registrant as of March 31, 1999.
                 Common Shares, $.03 par value -- $701,358,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 20, 1999.
               Common Shares, $.03 par value - 31,593,000 shares



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended January 31, 1999 are incorporated by reference into Parts I, II and IV.

Portions  of  the  definitive   proxy   statement  for  the  Annual  Meeting  of
Stockholders to be held on May 27, 1999 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

    National Computer Systems, Inc. ("NCS" or the "Company") is a global information services company, which provides services, software and systems for the collection, management and interpretation of data.

    The Company's headquarters are located at 11000 Prairie Lakes Drive, Eden Prairie, Minnesota 55344, telephone 612/829-3000.

MARKETS SERVED

    NCS serves two broad markets: Education and Large Scale Data Management.

Education

    NCS develops and markets data collection services and systems for the Education market. These services and systems provide optical scanning, image-based or electronic data collection and computer processing services for the high accuracy, large volume and complex processing needs of major test publishers, federal and state education agencies, universities and colleges, and local school districts.

    NCS also develops and markets enterprise application software for the administration and management of curriculum, student instruction, and financial data at the classroom, school, school district, and state levels. NCS provides training, consulting, and project management services for the Education market. In addition, NCS offers network services, including design, hardware, and software procurement; Internet utilization, maintenance and support; network administration; and outsourcing for its K-12 customers. The Company's information processing services are also provided in support of federal student financial aid programs for post-secondary education.

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

Large Scale Data Management

    NCS develops, markets and manages complex data collection, processing and reporting services and products targeted for certain key applications in the Large Scale Data Management market.

    NCS provides scanners and forms for customers to do their own paper-based data collection. The Company also provides solutions to more complex information management needs. Its services and products include comprehensive data collection technologies, database management, software development, document imaging, telecommunications support and information dissemination systems. All of these processing, data management and reporting services are available from NCS in support of customers that prefer to outsource these services. In addition, NCS offers network design, hardware and software acquisition, implementation, maintenance and support services. Finally, NCS' network administration services include network and system security, help desk, Internet connectivity and training.

BUSINESS SEGMENTS

    NCS delivers its products and services through five business units.

Assessments and Testing Services

    NCS is the largest commercial processor of academic assessment tests for grades K-12 in the United States. NCS markets test scoring services to major test publishers, state education agencies, the federal government, local school districts and commercial customers. For these customers, NCS service offerings include program design; test item development; program management; software development; printing, packaging, distribution and collection logistics; and scoring, editing, analysis and final reporting. Scoring services include selected response scoring and professional scoring of constructed response test items such as essays. Both optical mark reading (OMR) and image scanning technologies are utilized in the scoring process.

    The Company offers a secure Internet-based electronic testing delivery and reporting capability, which allows NCS to participate in the professional licensure and certification market. It also permits NCS to offer an electronic testing option to traditional statewide grade K-12 testing programs.

    The Company also publishes and distributes tests and provides scoring services to industrial and clinical psychologists, psychiatrists, human resource professionals and educators. These tests and scoring services include personality assessment and psychological diagnostic testing and career development, guidance counseling and human resource organizational assessments.

    In addition, to provide tools for workforce development, the Company's test and scoring services have been expanded to include assessments for personnel selection and skill and career assessment.

Education Software and Services

    A principal strategy of the Company in servicing the education marketplace is to concentrate on enterprise software for school administration. NCS' software products include student administrative software to assist educators in student management, including applications such as academic reporting, attendance gathering and scheduling. The Company's instructional and curriculum management software products manage information about student achievement against educational objectives. In conjunction with its instructional management software, NCS offers model curriculum and test item databases to assist schools in establishing and meeting stated or mandated curriculum objectives.

    With the acquisition of American Cybercasting Corporation, also known as Educational Structures, in fiscal 1998, the Company began offering Internet-based products that allow educators to access customized lesson plans in social studies, language arts, mathematics and science with appropriate student/teacher resources.

    NCS products also include financial management software for schools and school districts. The Company provides software for accounting and financial reporting, payroll, human resources, inventory and many other financial and administrative functions. The Company offers teacher desktop tools for applications such as staff development, gradebook systems, and delivery and receipt of student information.

    NCS offers services related to its enterprise software to assist with the design and implementation of these installations. Services offered by NCS include: professional consulting; project management; network planning, design and implementation; systems installation, integration and maintenance; training; and help desk and ongoing support. The Company also offers outsourcing services to install its software and third party computing and network hardware and to operate the system on a day-to-day basis for school districts.

NCS Services

    NCS provides a comprehensive package of services and products that include: systems analysis and design; software development; comprehensive data collection technologies, including paper-based imaging and electronic; forms management; telecommunication and telephone call center support; information management and dissemination; and network support, such as Internet connectivity; and training. These services and products can be delivered on-site or outsourced off-site to NCS.

   The Company's services also include: sales/marketing applications such as sales/order entry, billing, quality measurement, product warranty and customer satisfaction surveys and customer data collection; payroll; human resource applications such as applicant tracking, organizational development, employee attitude surveys, benefits enrollment and employee evaluation; telephone equal access carrier selection; and general data collection, analysis, management and reporting. More recently, the Company has offered medical device tracking services to help medical manufacturers comply with the 1990 Safe Medical Devices Act.

    NCS provides its large scale data management services to several federal government customers. The U.S. Department of Education, which is the Company's largest single customer, outsources projects to NCS, including the processing and eligibility calculation of the free federal application for student aid in post-secondary education. Under contract, NCS also manages the wide area network over which this information is distributed to and from member colleges, universities, and other post-secondary institutions. Other federal agencies that are customers of NCS include the U.S. Department of Labor, the U.S. Department of Health and Human Services, the Internal Revenue Service, and the U.S. Bureau of Census.

Data Collection Systems

    NCS manufactures OMR scanners that can read data from specially designed forms printed by the Company with specifically formulated inks. Computing capability is built into most scanners. Scanners usually incorporate, or interface directly with, software developed by the Company. Optical scanning equipment is most effective for applications that require the highest accuracy, precise response definition and cost effective data capture.

    The Company's lines of OMR hardware include scanners marketed as OpScan(R) products. The scanners provide a wide range of capabilities to meet the needs of customers. The OMR scanning systems utilize a proprietary mark discrimination system to distinguish valid marks, which provides a very high degree of accuracy in processing responses. To enhance the usefulness of the OpScan scanners, the Company offers optional features, such as bar code reading capability, a transport printer to print alphanumeric messages on scanned documents, optional read formats and upgraded computer capability options.

    NCS markets image-based data collection systems that represent an extension of the Company's optical mark reading technology. These products contain NCS proprietary character recognition technology as well as integrated third-party technologies. When attached to a computer workstation and using sophisticated software, these scanners allow customers to efficiently and accurately collect and interpret a wide range of information from a printed form, including machine- and hand-printed data.

    NCS offers a number of utility software and standard application programs for use with NCS data collection systems. Processing and application software is an important component of its scanning products and services. The Company also offers non-proprietary data collection products and technology to address specific customer needs.

    The Company designs, manufactures and sells scannable forms, including multiple-page booklets. A variety of custom forms are tailored to meet specific customer needs. In addition, standardized forms are used in applications such as testing, attendance, scheduling and student evaluation in the Education market and applications such as customer surveys or market research in the Large Scale Data Management market.

    The Company believes that the use of a properly designed and printed form is an essential element in assuring that a scanning system performs with greatest accuracy and optimum capability. In order to assure a high degree of consistency, reliability, and accuracy, the Company prints its forms to exacting specifications and recommends them for use with its scanning systems.

International

     NCS' products and services are sold internationally.

     The Company's OMR and image-based data collection systems and scannable forms and booklets are utilized outside the United States by ministries of education for testing and assessment and by commercial or governmental customers for data collection, data management and reporting applications.

     The Company's international business strategy is to focus on certain countries with services-led applications. The applications center on testing and assessment in the Education market and on telecom deregulation for commercial or governmental.

     In-country services include professional consulting; project management; comprehensive data collection technology and processing; forms management; telecommunication and telephone call center operations and support; data base management; and information dissemination.

Additional Business Segment Data

    For financial information regarding each of the Company's business segments see Note 10 of Notes to Consolidated Financial Statements that are included in the Annual Report to Stockholders for the fiscal year ended January 31, 1999, and incorporated herein by reference.

MARKETING

     NCS markets its data collection hardware and software and its data collection and computer processing services in the United States directly through sales employees and indirectly through business partners, original equipment manufacturers and resellers. Outside the United States, the Company's systems, products, and services are sold through sales employees, distributors and independent sales agents. The Company's published test products and related test-scoring services are marketed in North America through telemarketing, direct mail, professional journal advertising and professional trade convention attendance and outside North America through distributors. Each of the Company's sales organizations are supported by marketing and sales support personnel.

SOFTWARE SUPPORT, TECHNICAL SUPPORT AND MAINTENANCE

     Software support is provided on a contractual basis to customers licensing application software systems from the Company. NCS assists customers with installation, training, hardware or software upgrades and development of specific customer application software on a fee-for-service basis.

     The Company offers technical support and hardware maintenance to customers purchasing or leasing its equipment either on a contractual basis or through its national network of customer service and support engineers. NCS emphasizes prompt, reliable service and close customer relationships. Technical and maintenance support includes labor, parts and operational training, and, where applicable, programming of the equipment and design of forms.

    The Company supports its large scale, complex data management projects with information processing expertise in areas such as needs assessment, software development, data collection technologies, data base management, secure Internet applications, networking, telecommunications, help desk services and system acquisition and implementation. The Company also provides ongoing training and support.

DEVELOPMENT OF PRODUCTS AND SERVICES

     The Company's development efforts are directed toward new product development and enhancements to existing products. During the fiscal years ended January 31, 1999, 1998 and 1997, the Company's product development expenses were approximately $12.4 million, $8.6 million and $9.9 million, respectively. The expenditures related principally to software product development (primarily focused on applications software) and scanning software and equipment development. For a description of new products acquired through acquisitions, see Note 2 of Notes to Consolidated Financial Statements that are included in the Annual Report to Stockholders for the fiscal year ended January 31, 1999, and incorporated herein by reference.

MANUFACTURING

     The Company assembles its scanning equipment from electronic components, metal stampings, molded plastic parts and mechanical sub-assemblies. These parts are generally available from multiple sources. The Company assembles most of the scanning systems equipment at its Eagan, Minnesota facility. Computer hardware is purchased from other manufacturers.

     Scannable forms are produced at NCS' printing facilities in Columbia, Pennsylvania; Owatonna, Minnesota; Melbourne, Victoria, Australia; and Rotherham, South Yorkshire, England. The ink and paper used in forms production are produced to the Company's specifications by a limited number of suppliers. Although the Company has no long-term supply contracts with its paper or ink suppliers, the Company has had long-term relationships with such suppliers and believes that these relationships are good.

COMPETITION

     Competition in the data collection and information management industry is intense. Numerous companies offer various combinations of data collection and data management services. Optical scanning and imaging are only two of the numerous data collection methods available and successfully in use in the marketplace today. The Company continues to focus on the development of market niches where scanning technology has advantages over other data entry technologies. In addition to competition provided by alternative methods of data capture (including on-line terminal keyboards and optical character readers), other scanning vendors supply products that directly compete with those of the Company.

     Enterprise software for the Education market is competitive with in-house systems, national and regional software and service providers, data processing service bureaus, test publishers and providers of educational curriculum and instruction management products and services.

     The Company's scannable forms compete with forms produced by commercial and specialized printers. Principal competitive factors in the scannable forms printing industry are product quality, service and price.

     NCS' test processing, test publishing and computer processing services compete with several test publishers and data processing service bureaus. The Company's customer support and maintenance organization competes with services provided by manufacturers, national service companies, and local providers of maintenance services.

PATENTS, TRADEMARKS AND LICENSES

     The Company holds certain patents, registered and unregistered trademarks and copyrights. The Company also has rights under licensing arrangements to a number of patents, trademarks, copyrights and manufacturing processes and materials. These licensing arrangements are with publishers of various copyrighted psychological, aptitude and achievement tests. These publishers license NCS to distribute these tests, to print and sell answer sheets for such tests, and to score such tests. Payment of royalties is usually based upon the volume of tests distributed, answer sheets sold, and tests scored. NCS believes that its business is not dependent upon any one individual patent, trademark, copyright or license right or group thereof.

     "OpScan" and "NCS" are registered trademarks of the Company.

EMPLOYEES

     As of February 26, 1999, the Company employed approximately 3,700 full-time employees. The Company believes that its employee relations are excellent.



EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all of the executive officers of the Company as of February 26, 1999 are listed below along with their business experience during the past five years.

NAME                         AGE     POSITION
------------------------    -----    ------------------------------------
Russell A. Gullotti          56      Chairman of the Board,
                                     President and Chief Executive Officer
Robert C. Bowen              57      Senior Vice President
Michael C. Brewer            52      Vice President and General Counsel
Jay V. Clark                 57      Vice President
John W. Fenton, Jr.          58      Secretary-Treasurer
Clive M. Hay-Smith           41      Vice President
Robert C. Hickcox            45      Vice President
Gary L. Martini              48      Vice President
Michael A. Morache           48      Vice President
David W. Smith               54      Vice President
Jeffrey W. Taylor            45      Vice President and Chief Financial Officer
Adrienne T. Tietz            52      Vice President



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

    Mr. Brewer has been Vice President and General Counsel of NCS since May, 1995. Prior to that he was General Counsel of NCS from May, 1992 until May, 1995.

    Mr. Clark has been a Vice President of NCS for more than five years.

    Mr. Fenton has been Secretary-Treasurer of NCS for more than five years.

    Mr. Hay-Smith has been a Vice President of NCS for more than five years.

    Mr. Hickcox has been a Vice President of NCS since February, 1997 and was Director, Methods and Tools of NCS from April, 1995 to February, 1997. Prior to that he was Manager, Tools and Systems with Digital Equipment Corporation (computer manufacturing and services) for more than five years.

    Mr. Martini has been a Vice President of NCS since August, 1997. Prior to that he was owner and President of Martini & Associates (organizational development consulting) for more than five years.

    Mr. Morache has been a Vice President of NCS since May, 1996. Prior to that he was a Vice President of Unisys Corporation (information management company) from September, 1995 to May, 1996. Previously, he was a Senior Vice President with ALLTEL Information Services, Inc. (information-processing management, outsourcing services, and application software) for more than five years.

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

ITEM 2.  PROPERTIES

    The Company's principal facilities are as follows:

                              SQUARE
LOCATION                     FOOTAGE         GENERAL PURPOSE
---------------            -----------       -------------------------------
Mesa, AZ (1)                 96,000          Education software and services
                                              general offices, sales and
                                              marketing, product development
                                              and support

Foothill Ranch, CA           37,000          Education software and services,
                                              product development and support

Cedar Rapids, IA            205,000          Data processing services and
                                              warehouse

Iowa City, IA                                Assessment and test processing
 Building 1 (1)             168,000           and data processing services,
 Building 2 (1)             142,000           operations and general offices

Lawrence, KS                 90,000          Data processing services,
                                              general offices and operations

Eagan, MN (1)               109,000          Scanner hardware development
                                              and manufacturing; NCS services
                                              general offices, sales and
                                              marketing; customer support
                                              services general offices and
                                              operations; and international
                                              operations general offices, sales
                                              and marketing

Eden Prairie, MN             67,000          Executive general offices;
                                              electronic test processing
                                              operations, general offices,
                                              sales and marketing

Edina, MN (1)               101,000          Data collection systems and
                                              services general offices,
                                              data processing services,
                                              sales and marketing; and
                                              scanner software development

Minnetonka, MN (1)           54,000          Assessments and test publishing
                                              and scoring general offices
                                              and operations

Owatonna, MN (1)            128,000          Documents design and production

Columbia, PA (1)            121,000          Documents design and production

Austin, TX                                   Data processing services,
 Building 1                  35,000           general offices and
 Building 2                  41,000           operations

Nunawading, Victoria         30,000          NCS Australasia Pty. Ltd,
(Melbourne)                                  (joint venture) general offices,
Australia (1)                                data processing services, sales
                                             and marketing, documents design
                                             and production

Rotherham, South Yorkshire   34,000          Documents design and production,
England (1)                                   general offices, sales and
                                              marketing

--------------------------

(1)  Denotes owned facility.


The Company believes that its facilities will be adequate to meet its current needs.




ITEM 3.  LEGAL PROCEEDINGS

    On April 30, 1997, the Company was served with a Summons and Complaint in a lawsuit filed against the Company by Edu-Cap, Inc. ("Edu-Cap"), formerly University Support Services, Inc., in the United States District Court, District of Minnesota, Fourth Division. In the lawsuit, Edu-Cap alleges certain claims against the Company in connection with three student loan processing and servicing agreements between the Company and Edu-Cap. Edu-Cap seeks out-of-pocket damages, lost profits and compensation for extraordinary defaults and lost interest that it claims resulted from NCS' breaches of such agreements. In the lawsuit, Edu-Cap also seeks to have NCS acquire from Edu-Cap certain student loans with unpaid principal, interest, and late charges, which loans it claims are or have been in default and were incorrectly processed or serviced by NCS. The Company tendered the defense of the claims to its insurer, and the insurer accepted the defense subject to a reservation of rights. The Company has filed an Answer to Edu-Cap's Complaint denying Edu-Cap's claims, and the Company intends to vigorously defend against the lawsuit. In addition, the Company has filed a Counterclaim against Edu-Cap and a claim against a corporation affiliated with Edu-Cap seeking compensatory damages and contribution and indemnity. The Company does not believe that the outcome of this litigation would result in a material adverse effect on the Company's consolidated financial position or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the fiscal year ended January 31, 1999 to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     "Quarterly Market Data" included in the Annual Report to Stockholders for the year ended January 31, 1999 is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     "Five Year Financial Data" included in the Annual Report to Stockholders for the year ended January 31, 1999 is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     "Management's   Discussion  and  Analysis  of  Results  of  Operations  and
Financial Condition" included in the Annual Report to Stockholders for the year ended January 31, 1999 is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     "Management's   Discussion  and  Analysis  of  Results  of  Operations  and
Financial Condition" included in the Annual Report to Stockholders for the year ended January 31, 1999 is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended January 31, 1999, are incorporated herein by reference:

     Consolidated Balance Sheets -- January 31, 1999 and 1998

     Consolidated Statements of Income -- Years ended January 31, 1999, 1998 and
        1997

     Consolidated  Statements of Changes in Stockholders'  Equity -- Years ended
        January 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows -- Years ended January 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements -- January 31, 1999

     Report of Independent Auditors dated March 1, 1999

     Quarterly Results of Operations (Unaudited)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors" included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1999 and "Executive Officers of the Registrant" in Part I of this report are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     "Summary Compensation Table" and "Stock Options" included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1999 are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Election of Directors" and "Ownership of NCS Common Stock by Certain Beneficial Owners and Executive Officers" included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1999 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Election  of  Directors"  included  in  the  Company's   definitive  proxy
statement for the Annual Meeting of Stockholders to be held on May 27, 1999 is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)     List of Financial Statements and Financial Statement Schedules

     (1) The following consolidated financial statements of National Computer Systems, Inc. and subsidiaries, included in the Annual Report to Stockholders for the year ended January 31, 1999, are incorporated by reference in Item 8:

             Consolidated Balance Sheets -- January 31, 1999 and 1998

             Consolidated Statements of Income -- Years ended January 31, 1999, 1998 and 1997

             Consolidated Statements of Changes in Stockholders' Equity -- Years ended January 31, 1999, 1998 and 1997

             Consolidated Statements of Cash Flows -- Years ended January 31, 1999, 1998 and 1997

             Notes to Consolidated Financial Statements -- January 31, 1999

             Report of Independent Auditors dated March 1, 1999

     (2) Consolidated financial statement schedules of National Computer Systems, Inc. and subsidiaries required to be filed by Item 14(d):

                  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (3)     Listing of Exhibits:



 EXHIBIT

     3.1 Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3.1 to the NCS Form 10-K for the fiscal year ended January 31, 1998.

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

     4.2 Second Amended and Restated Rights Agreement dated as of December 8, 1998 between NCS and Norwest Bank Minnesota, National Association (including the form of Right Certificate attached as Exhibit B thereto) is incorporated herein by reference to Exhibit 1 to Amendment No. 3 to Form 8-A/A dated December 15, 1998.

     4.3 Credit Agreement dated as of November 17, 1997 between NCS and The First National Bank of Chicago (as Agent); Norwest Bank Minnesota, National Association; Suntrust Bank, Central Florida, National Association; and The Bank of Tokyo - Mitsubishi Ltd., Chicago Branch is incorporated herein by reference to Exhibit 4 to the Company's Form 10-Q for the quarter ended October 31, 1997.

     *10.1 Amended and Restated Change In Control Agreement dated as of May 21, 1998, by and between NCS and certain executives of NCS is incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended October 31, 1998.

     *10.2 Amended and Restated Severance Agreement dated December 8, 1998, by and between NCS and Russell A. Gullotti is incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended October 31, 1998.

     *10.3 Description of Retirement Arrangements with David C. Malmberg is incorporated herein by reference to Exhibit 19 to the Company's Form 10-Q for the fiscal quarter ended October 31, 1992.

     *10.4 Agreement dated August 22, 1994 between NCS and Charles W. Oswald is incorporated herein by reference to Exhibit 10(b) to the Company's Form 10-Q for the fiscal quarter ended October 31, 1994.

     *10.5 NCS 1986 Employee Stock Option Plan is incorporated herein by reference to Exhibit 10D to the Company's Form 10-K for the fiscal year ended January 31, 1986.

     *10.6 NCS Non-Employee Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended January 31, 1998.

     *10.7   Oswald  Stock  Option Plan is  incorporated  herein by reference to
             Exhibit 10O to the Company's Form 10-K for the fiscal year ended January 31, 1995.

     *10.8 NCS 1990 Employee Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 31, 1995.

     *10.9 NCS 1995 Employee Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 31, 1995.

     *10.10 NCS 1997 Employee Stock Option Plan is incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended January 31, 1997.

     *10.11  NCS 1999 Employee Stock Option Plan.

     *10.12  NCS 1999 Non-Employee Director Stock Option Plan.

     *10.13 NCS 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended January 31, 1998.

     *10.14 NCS 1990 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended October 31, 1995.

     *10.15 NCS 1997 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended January 31, 1997.

     *10.16 NCS Supplemental Deferred Compensation Plan is incorporated herein by reference to Exhibit 4 to the Company's Form S-8 dated March 26, 1999.

     *10.17 NCS Corporate Management Incentive Plan -- 1998 is incorporated herein by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended January 31, 1998.

     *10.18  NCS Corporate Management Incentive Plan -- 1999.

     13 Portions of NCS' Annual Report to Stockholders for the fiscal year ended January 31, 1999.

     21      Significant Subsidiaries.

     23      Consent of Independent Auditors.

     24 Power of Attorney authorizing J.W. Fenton, Jr. to sign the NCS Form 10-K for the year ended January 31, 1999 on behalf of other officers and directors.

     27      Financial Data Schedule.

     99 Cautionary statements identifying important factors that could cause the Company's actual results to differ from those projected in forward looking statements.

----------------
     * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

     (b)     Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended January 31, 1999.

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

                                               NATIONAL COMPUTER SYSTEMS, INC.
Dated: April 23, 1999                          By:    /s/ J. W. FENTON, JR.
                                                          J. W. Fenton, Jr.
                                                      SECRETARY-TREASURER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  RUSSELL A. GULLOTTI *                Chairman of the Board of Directors,
    ---------------------                 President and Chief Executive
    Russell A. Gullotti                   Officer (principal executive officer)

By  William J. Cadogan *                 Director
    ---------------------
    William J. Cadogan

By  DAVID C. COX *                       Director
    ---------------------
    David C. Cox

By  DELORES M. ETTER *                   Director
    ---------------------
    Delores M. Etter

By  MOSES S. JOSEPH *                    Director
    ---------------------
    Moses S. Joseph

By  JEAN B. KEFFELER *                   Director
    ---------------------
    Jean B. Keffeler

By  STEPHEN G. SHANK *                   Director
    ---------------------
    Stephen G. Shank

By  JOHN E. STEURI *                     Director
    ---------------------
    John E. Steuri

By  JEFFREY W. TAYLOR *                  Vice President and Chief
-------------------------                 Financial Officer (principal
    Jeffrey W. Taylor                     financial officer and principal
                                          accounting officer)

     *  Executed  on behalf  of the  indicated  officers  and  directors  of the
   registrant  by  J.  W.  Fenton,  Jr.,  Secretary-Treasurer,   duly  appointed
   attorney-in-fact.

   /s/ J. W. FENTON, JR.
-----------------------------------                      Dated: April 23,1999
       J. W. Fenton, Jr.
      (ATTORNEY-IN-FACT)






                                    FORM 10-K
                         NATIONAL COMPUTER SYSTEMS, INC.
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                                  EXHIBIT INDEX



 EXHIBIT
-------------


     10.11     NCS 1999 Employee Stock Option Plan.

     10.12     NCS 1999 Non-Employee Director Stock Option Plan

     10.18     NCS Corporate Management Incentive Plan -- 1999.

     13 Portions of NCS' Report to Stockholders for the fiscal year ended January 31, 1999.

     21        Significant Subsidiaries.

     23        Consent of Independent Auditors.

     24 Power of Attorney authorizing a certain person to sign the NCS Form 10-K for the year ended January 31, 1999 on behalf of other officers and directors.

     27        Financial Data Schedule.

     99 Cautionary statements identifying important factors that could cause the Company's actual results to differ from those projected in forward looking statements.