Form 10-K/A
period 1999-01-31
NATIONAL COMPUTER SYSTEMS INC
filed 1999-05-06
CIK 69999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K/A
                               Amendment No. 1 to
                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:                            COMMISSION FILE NUMBER:
    JANUARY 31, 1999                                           0-3713
                            -------------------------

                         NATIONAL COMPUTER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                41-0850527
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

       11000 PRAIRIE LAKES DRIVE
        EDEN PRAIRIE, MINNESOTA                            55344
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

                         NATIONAL COMPUTER SYSTEMS, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NATIONAL COMPUTER SYSTEMS, INC.
Dated: May 5, 1999                               By:    /s/ J. W. FENTON, JR.
                                                      ------------------------
                                                            J. W. Fenton, Jr.
                                                            SECRETARY-TREASURER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  RUSSELL A. GULLOTTI *                  Chairman of the Board of Directors,
    ----------------------                 President and Chief Executive
    Russell A.Gullotti                     Officer (principal executive officer)

By  William J. Cadogan *                   Director
    ----------------------
    William J. Cadogan

By  DAVID C. COX *                         Director
    ----------------------
    David C. Cox

By  DELORES M. ETTER *                     Director
    ----------------------
    Delores M. Etter

By  MOSES S. JOSEPH *                      Director
    ----------------------
    Moses S. Joseph

By  JEAN B. KEFFELER *                     Director
    ----------------------
    Jean B. Keffeler

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

   /s/ J. W. FENTON, JR.
       -------------------                 Dated: May 5,1999
       J. W. Fenton, Jr.
      (ATTORNEY-IN-FACT)

                         NATIONAL COMPUTER SYSTEMS, INC.


                                  EXHIBIT INDEX



 EXHIBIT
-------------


     13           Report of Independent Auditors dated March 1, 1999