Form 10-Q
period 1999-05-01
NATIONAL COMPUTER SYSTEMS INC
filed 1999-06-08
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                         FORM 10-Q





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 1, 1999

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

The number of shares of common stock, par value $.03 per share, outstanding on June 1, 1999, was 31,692,000.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)




                                              Three Months Ended
                                            May 1,       April 30,
                                             1999          1998
                                           --------      ---------
                                           (In thousands, except
                                             per share amounts)
REVENUES
  Information services                     $ 71,864       $ 48,786
  Product sales                              40,152         36,508
  Maintenance and support                    13,801         12,621
                                           --------       --------
    Total revenues                          125,817         97,915

COST OF REVENUES
  Cost of information services               53,320         36,390
  Cost of product sales                      15,648         16,014
  Cost of maintenance and support             8,718          7,989
                                           --------       --------
    Gross margin                             48,131         37,522

OPERATING EXPENSES
  Sales and marketing                        16,572         15,072
  Research and development                    3,673          2,332
  General and administrative                 16,255         11,157
                                           --------       --------
INCOME FROM OPERATIONS                       11,631          8,961

  Interest expense                              162            318
  Other expense, net                            366            148
                                           --------       --------
INCOME BEFORE INCOME TAXES                   11,103          8,495

  Income taxes                                4,450          3,400
                                           --------       --------
NET INCOME                                 $  6,653       $  5,095
                                           ========       ========
EARNINGS PER SHARE
  Basic                                       $0.21          $0.17
  Diluted                                      0.20           0.16

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                      31,480         30,814
  Diluted                                    32,849         32,309


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                             May 1,      January 31,
                                              1999          1999
                                           --------      -----------
                                                 (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $ 16,385        $ 16,310
  Receivables                               108,278         128,751
  Inventories:
    Finished products                         4,786           5,096
    Scoring services and work in process     27,668          14,442
    Raw materials and purchased parts         2,786           2,253
                                           --------        --------
      Total inventories                      35,240          21,791

  Prepaid expenses and other                  8,568           7,225
                                           --------        --------
                    TOTAL CURRENT ASSETS    168,471         174,077

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements           65,333          63,018
  Machinery and equipment                   162,671         152,414
  Accumulated depreciation                 (115,135)       (109,416)
                                           --------        --------
    Net property, plant and equipment       112,869         106,016

INTELLECTUAL PROPERTIES, NET
  Acquired and internally developed
    software products                        11,733          12,170
  Assessment instruments                      8,488           8,835
                                           --------        --------
    Total intellectual properties            20,221          21,005

OTHER ASSETS, NET
  Goodwill                                   52,132          52,840
  Other assets                                9,795           8,533
                                           --------        --------
    Total other assets                       61,927          61,373
                                           --------        --------
                    TOTAL ASSETS           $363,488        $362,471
                                           ========        ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                               May 1,       January 31,
                                                1999           1999
                                              --------      -----------
                                                   (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt        $  3,768       $  3,758
  Accounts payable                              34,826         35,809
  Accrued expenses                              48,919         51,779
  Deferred income                               29,103         32,209
  Income taxes                                   3,759          3,883
                                              --------       --------
               TOTAL CURRENT LIABILITIES       120,375        127,438

LONG-TERM DEBT -- less current maturities        5,384          5,597

DEFERRED INCOME TAXES                            2,559          2,570

COMMITMENTS AND CONTINGENCIES                        -              -

STOCKHOLDERS' EQUITY
  Preferred stock                                    -              -
  Common stock--issued and outstanding -
  31,638 and 31,467 shares, respectively           949            944
  Paid-in capital                               12,921         10,760
  Retained earnings                            225,700        220,625
  Accumulated other comprehensive income -
    Foreign currency translation adjustment     (2,877)        (3,880)
  Deferred compensation                         (1,523)        (1,583)
                                              --------       --------
               TOTAL STOCKHOLDERS' EQUITY      235,170        226,866
                                              --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $363,488       $362,471
                                              ========       ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                          Three Months Ended
                                                           May 1, April 30,
                                                            1999       1998
                                                         --------    ---------
                                                            (In thousands)
OPERATING ACTIVITIES
  Net income                                             $  6,654    $  5,095
  Depreciation, amortization and other
    noncash expenses                                        8,664       7,225
  Provision for deferred income taxes                         (11)       (822)
  Changes in operating assets and liabilities:
    Accounts receivable                                    20,422      10,780
    Inventory and other current assets                    (14,792)    (12,391)
    Accounts payable and accrued expenses                  (3,928)      1,260
    Deferred income                                        (3,106)     (4,818)
                                                          -------     -------
      Net cash provided by operating activities            13,903       6,329
                                                          -------     -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment              (10,211)     (7,800)
  Purchases of business systems                            (2,582)     (1,796)
  Other, net                                                 (120)        483
                                                          -------     -------
      Net cash used in investing activities               (12,913)     (9,113)
                                                          -------     -------
FINANCING ACTIVITIES
  Net repayment of borrowings                                (103)     (1,515)
  Issuance (repurchase) of common stock, net                  765        (327)
  Dividends paid                                           (1,577)     (1,551)
                                                          -------     -------
      Net cash used by financing activities                  (915)     (3,393)
                                                          -------     -------
      Increase (decrease) in cash and cash equivalents         75      (6,177)

CASH AND CASH EQUIVALENTS - beginning of period            16,310      23,267
                                                          -------     -------
CASH AND CASH EQUIVALENTS - end of period                 $16,385     $17,090
                                                          =======     =======


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. The consolidated results of operations for the period ended May 1, 1999 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 29, 2000. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in National Computer Systems, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended January 31, 1999.

Note B - Effective February 1, 1999, the Company adopted a 4-4-5, 13-week quarterly accounting cycle with the fiscal year ending on the Saturday nearest to January 31. The four fiscal quarters in the current year will end on May 1, 1999, July 31, 1999, October 30, 1999 and January 29, 2000. The impact of this change in the Company's quarterly and annual financial results in 1999 will be insignificant.

Note C - Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share."

The following table is a reconciliation of the earnings numerator and the weighted-average shares denominator used in the calculations of basic and diluted earnings per share (in thousands, except per share data):

                                             First Quarter Ended
                                             May 1,     April 30,
                                              1999        1998
                                            -------     ---------
Earnings:
  Net income for
    basic earnings per share                $ 6,653      $ 5,095

  Adjustments for dilutive securities:
    Interest expense on convertible
      debentures, net of tax                     41           51
                                            -------      -------
  Adjusted net income for diluted
    earnings per share                      $ 6,694      $ 5,146
                                            =======      =======
Weighted Average Share:
  Basic average shares                       31,480       30,814
  Adjustments for dilutive securities:
    Employee stock options, net of
      tax proceeds                              945          899
    Contingent stock awards, net of
      tax proceeds                               33           86
    Convertible debentures                      391          510
                                            -------      -------
  Diluted average shares                     32,849       32,309
                                            =======      =======
Basic earnings per share                    $  0.21      $  0.17
                                            =======      =======
Diluted earnings per share                  $  0.20      $  0.16
                                            =======      =======


Note D - The Company has 10,000,000 shares of $.01 par value Preferred Stock authorized of which none is outstanding. 100,000,000 shares of $.03 par value Common Stock are authorized.

Note E - The components of comprehensive income for the three month periods ended May 1, 1999 and April 30, 1998 are as follows (in thousands):


                                        1999        1998
                                       ------      ------

      Net income                       $6,653      $5,095
      Foreign currency translation
        adjustments                     1,003          15
                                       ------      ------
      Comprehensive income             $7,656      $5,110
                                       ======      ======

Note F - As previously disclosed, the Company was served with a summons and complaint in a lawsuit filed against the Company by a former customer. The lawsuit alleges certain claims against the Company in connection with certain loan processing and servicing agreements and seeks out-of-pocket damages, lost profits and compensation for extraordinary defaults and lost interest that it claims resulted from breaches of these agreements by the Company. The customer also seeks to have the Company acquire certain student loans with unpaid principal, interest and late charges, which loans it claims are, or have been, in default and were incorrectly processed or serviced by the Company. The Company has tendered the defense of the claims to its insurer and the insurer accepted the defense subject to a reservation of rights. The Company has filed an answer to the complaint denying the claims, and the Company intends to vigorously defend against the lawsuit. In addition, the Company has filed a counterclaim against the former customer and a corporate affiliate seeking compensatory damages and contribution and indemnity. The Company does not believe that the outcome of this litigation would result in a material adverse effect on the Company's consolidated financial position or results of operations.

Note G - On May 28, 1999 the Company acquired NovaNET Learning, Inc. (NLI), an interactive, online curriculum content company. NLI's annual revenues for its full fiscal year ending December 31, 1999 are expected to approximate $20 million. The transaction will be accounted for as a purchase and, accordingly, NLI's operations subsequent to the closing date will be consolidated with the Company's. The purchase price was approximately $20 million in cash. The transaction is expected to be slightly accretive to consolidated earnings of the Company in fiscal 1999.

Note H - The Company has five reportable business segments; the table below presents information by segment.



                                  Assessments   Education                  Data
                                   & Testing    Software &    NCS       Collection
                                   Services     Services    Services      Systems   International    Totals
                                  -----------  -----------  ----------  ---------- --------------  ---------


Period Ended 5/1/99

  Revenues                         $ 31,927      $28,326     $33,797      $20,830      $10,937      $125,817

  Income from operations              3,734        1,131       5,486        5,246        1,028        16,625

  Depreciation & Amortization         2,524        2,053         628        1,251          761         7,217

  Segment assets                    110,682       87,847      45,175       37,396       27,907       309,007

Period Ended 4/30/98

  Revenues                         $ 24,438      $21,447     $21,812      $18,541      $11,677      $ 97,915

  Income from operations              3,634          503       2,264        4,359          595        11,355

  Depreciation & Amortization         2,423        1,764         586        1,351          528         6,652

  Total assets                      105,645       69,744      37,211       38,761       31,264       282,625



The difference between segment totals and the Company's consolidated totals consist of central general and administrative expenses, non-operating expenses, and corporate assets, all of which are not allocated to the segments.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

National Computer Systems, Inc. is a global information services company providing software, services and systems for the collection, management and interpretation of data. The Company markets these products and services to the education, commercial, and government markets through its five operating segments.

Recap of 1999 First Quarter Results

For the quarter ended May 1, 1999, total revenues increased by $27.9 million or 28.5% from the quarter ended April 30, 1998. Overall gross margin remained constant as a percent of revenue, and gross margin dollars increased $10.6 million. Income from operations for the quarter increased $2.7 million or 29.8% over the prior year first quarter. Net income increased 30.6% over the quarter ended April 30, 1998, and earnings per share (diluted) increased 25.0% to $.20 per share from $.16 in the prior year first quarter.

Revenues

Total revenues for the three month period ended May 1, 1999 and April 30, 1998 were up 28.5%. By revenue category, 1999 compares to 1998 as follows:

                                      Quarter
                                      -------
          Information services         +47.3%
          Product sales                +10.0%
          Maintenance and support      + 9.3%

Eighty-three percent of the $27.9 million of overall revenue increase in the first quarter of 1999 was attributable to growth in information services. That growth came from several sources: assessment and testing services; government and commercial outsourcing; and K-12 networking and professional services related to education software.

First quarter increases in product sales came principally from education software licensing and related network hardware. Increased maintenance and support revenues were also the result of increased support revenues from education software.

By major market, for the first quarter, revenues grew 33% from the education market and over 16% from the large scale data management (non-education) market.

Cost of Revenues and Gross Margins

For the quarter ended May 1, 1999 and April 30, 1998, the Company's overall gross margin remained constant at 38.3%. On a quarter-to-quarter basis, the gross margin in each revenue category (information services, product sales, and maintenance and support) improved as a percentage of revenue, but the overall gross margin remained constant at 38.3% due to changes in mix of revenues toward information services, which has a lower gross margin.

Operating Expenses

Sales and marketing expenses increased $1.5 million or 10.0% in the quarter ended May 1, 1999, over the prior year first quarter. As a percentage of revenues, first quarter sales and marketing expenses declined by 2.2 percentage points, due primarily to the relatively lower selling costs associated with information services revenues.

Research and development costs increased $1.3 million in the quarter ended May 1, 1999 as compared to the quarter ended April 30, 1998. For the full year, these expenses are expected to continue at higher levels for fiscal 1999 than fiscal 1998, as the Company continues its investment in software products and test processing technology.

General and administrative expenses increased by $5.1 million for the quarter ended May 1, 1999 from the prior year quarter. As a percentage of revenue, first quarter general and administrative expense increased 1.5 percentage points from 11.4% to 12.9%. These expenses increased due to general growth and costs related to an improvement of the Company's employee benefit package (particularly vacation) and variable compensation accrued because of favorable operating results.

Non-operating Expenses

Interest expense decreased on a quarter-to-quarter comparison due to lower average borrowing levels. Other expense, net, was insignificant for the quarter ending May 1, 1999 and April 30, 1998.

Provision for Income Taxes

The effective income tax rate was a constant 40% for the quarters ended May 1, 1999 and April 30, 1998.

Liquidity and Capital Resources

For the three-month period ended May 1, 1999, the Company generated $13.9 million of cash flow from operating activities as compared to $6.3 million in the same period of the prior year. Cash was used principally to fund investments in property, plant and equipment of $10.2 million and business systems of $2.6 million, and to pay dividends of $1.6 million. The Company expects for the remainder of fiscal 1999 that its positive cash flows from operations will be adequate to fund its normal financing and investing activities. In addition, the Company generally anticipates funding internal growth and acquisitions with its cash and cash equivalents on hand, excess cash flows from operations, and an existing revolving credit facility.

Impact of Year 2000

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

The Company's product development processes currently contain steps to include Year 2000 compliance verification for all current and future products. Most of the Company's products are currently Year 2000 compliant, and all continuing products are expected to be compliant before December 31, 1999.

The Company has a full-time Year 2000 program leader and a team (consisting of representatives from each of its business units) to address internal and external Year 2000 issues. The Company's internal financial and other "IT" computer systems have been reviewed to assess and remediate Year 2000 problems, as have other "non-IT" systems such as security, HVAC and telephone systems. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans. The Company's Year 2000 compliance program includes the following phases: identifying systems with date sensitive points that will need to be addressed; carrying out remediation work to modify those systems or convert to new systems; conducting validation testing of systems and applications to ensure compliance; and transition preparedness activities. As of May 1, 1999, the Company believes it was approximately 80% completed with its total Year 2000 effort. The Company expects to be substantially complete by July, 1999, with the exception of transition activities described below.

Through May 1, 1999, the Company has spent approximately $5.5 million addressing Year 2000 issues ($1.5 million in fiscal 1997, $3.3 million in fiscal 1998, and $.7 million thus far in fiscal 1999.) The Company expects to incur a total of approximately $1.3 million of Year 2000 expenses during the remainder of fiscal 1999. These costs are below original estimates and consist primarily of internal resources, with relatively minor external costs. All amounts are being expensed currently and are included in the Company's future operating plans and expectations. In addition, the Company has also made, and will continue to make, significant capital investments to enhance its internal business and service delivery systems. However, these investments are not driven principally by Year 2000 considerations.

In addition, the Company is requesting assurances from its major suppliers that they are addressing the Year 2000 issue and that products purchased by the Company from such suppliers will function properly in the Year 2000. Also, contacts are being made with the Company's major customers. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences to the Company of the Year 2000 problem in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 problems in internal processes, information processing or interfaces with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. While the Company currently believes such disruptions of basic services and facility shutdowns are unlikely, there can be no absolute assurance that they will not occur.

The Company believes that the most likely worst case Year 2000 scenario will be that NCS products do not operate properly for customers who have not installed Year 2000 compliant versions of NCS products or have not updated their own computing platform or network infrastructure to be operational in the Year 2000. The Company has developed, and continues to refine, transition preparedness plans to respond to a significantly increased number of customer calls at all its support locations to address these Year 2000 problems. The Company is also developing contingency plans to provide for continuity of processing in Year 2000 based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's consolidated results of operations or financial condition.

The statements which are not historical or current facts or are "goals" or "expectations" contained in this report constitute "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. The Cautionary Statements filed by the Company as Exhibit 99 to the Annual Report on Form 10-K for the year ended January 31, 1999, are incorporated herein by reference, and stockholders and prospective investors are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The registrant held its Annual Meeting of Stockholders on May 27, 1999.

          (c) Briefly described below are the only matters voted on at the Annual meeting and the number of votes with respect to each matter.

             (i) Election of Board of Directors

                                                        Withhold
                        Name                For        Authority
                        ----                ---        ---------
                 William J. Cadogan      27,938,603     122,190
                 David C. Cox            27,931,624     129,169
                 Delores M. Etter        27,929,092     131,701
                 Russell A. Gullotti     27,929,203     131,590
                 Moses S. Joseph         27,521,213     539,580
                 Jean B. Keffeler        27,938,648     122,145
                 Stephen G. Shank        27,626,415     434,378
                 John E. Steuri          27,947,587     113,206

            (ii) Approval of the 1999 Employee Stock Option Plan

                 For                     24,942,092
                 Against                  1,891,138
                 Abstain                  1,227,563
                 Broker Non-Vote                600

           (iii) Approval of the 1999 Non-Employee Director Stock
                 Option Plan

                 For                     24,257,551
                 Against                  2,498,302
                 Abstain                  1,304,940
                 Broker Non-Vote                600

            (iv) Approval  of the  appointment  of Ernst & Young LLP as auditors for the year ending January 29, 2000

                 For                     27,973,809
                 Against                     50,722
                 Abstain                     36,262
                 Broker Non-Vote                600

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.
         27.  Financial Data Schedule

    (b) No reports on Form 8-K were filed for the three months ended May 1, 1999.

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


                                  NATIONAL COMPUTER SYSTEMS, INC.



                                  /s/ Jeffrey W. Taylor
                                  ---------------------------
                                   Jeffrey W. Taylor
                                   Vice President and
                                     Chief Financial Officer



Dated:  June 8, 1999

                                    FORM 10-Q
                         NATIONAL COMPUTER SYSTEMS, INC.
                  FOR THE QUARTERLY PERIOD ENDED MAY 1, 1999


                                  EXHIBIT INDEX



          EXHIBIT

          27     Financial Data Schedule.