Form 10-Q
period 1999-07-31
NATIONAL COMPUTER SYSTEMS INC
filed 1999-09-13
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 1999

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

The number of shares of common stock, par value $.03 per share,outstanding on September 7, 1999, was 31,922,517.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)



                                       Second Quarter          Year-to-Date
                                     -------------------    -------------------
                                       1999       1998        1999        1998
                                     --------   --------    --------   --------
                                      (In thousands, except per share amounts)
REVENUES
  Information services               $ 97,301   $ 73,497    $169,165   $122,282
  Product Sales                        53,073     41,556      93,225     78,065
  Maintenance and Support              17,290     13,075      31,091     25,696
                                     --------   --------    --------   --------
    Total revenues                   $167,664   $128,128    $293,481   $226,043

COST OF REVENUES
  Cost of information services         65,671     50,592     118,991     86,982
  Cost of product sales                21,623     17,482      37,271     33,495
  Cost of maintenance and support      10,206      8,778      18,924     16,767
                                     --------   --------    --------   --------
    Gross margin                       70,164     51,276     118,295     88,799

OPERATING EXPENSES
  Sales and marketing                  18,969     16,508      35,541     31,580
  Research and development              4,740      2,383       8,413      4,716
  General and administrative           24,270     15,671      40,525     26,828
                                     --------   --------    --------   --------
INCOME FROM OPERATIONS                 22,185     16,714      33,816     25,675

  Interest expense                        266        215         428        533
  Other (income) expense, net             (41)       157         325        305
                                     --------   --------    --------   --------
INCOME BEFORE INCOME TAXES             21,960     16,342      33,063     24,837

  Income taxes                          8,800      6,600      13,250     10,000
                                     --------   --------    --------   --------
NET INCOME                           $ 13,160   $  9,742    $ 19,813   $ 14,837
                                     ========   ========    ========   ========
EARNINGS PER SHARE
  Basic                              $   0.42   $   0.31    $   0.63   $   0.48
  Diluted                            $   0.40   $   0.30    $   0.60   $   0.46

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                31,714     30,987      31,597     30,900
  Diluted                              33,027     32,524      32,940     32,416


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                            July 31,      January 31,
                                              1999          1999
                                           --------      -----------
                                                 (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $ 19,679        $ 16,310
  Receivables                               134,746         128,751
  Inventories:
    Finished products                         5,527           5,096
    Scoring services and work in process     20,350          14,442
    Raw materials and purchased parts         3,229           2,253
                                           --------        --------
      Total inventories                      29,106          21,791

  Prepaid expenses and other                  8,499           7,225
                                           --------        --------
                    TOTAL CURRENT ASSETS    192,030         174,077

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements           65,863          63,018
  Machinery and equipment                   176,007         152,414
  Accumulated depreciation                 (122,667)       (109,416)
                                           --------        --------
    Net property, plant and equipment       119,203         106,016

INTELLECTUAL PROPERTIES, NET
  Acquired and internally developed
    software products                        10,797          12,170
  Educational content and
    assessment instruments                   24,338           8,835
                                           --------        --------
    Total intellectual properties            35,135          21,005

OTHER ASSETS, NET
  Goodwill                                   58,000          52,840
  Other assets                               10,193           8,533
                                           --------        --------
    Total other assets                       68,193          61,373
                                           --------        --------
                    TOTAL ASSETS           $414,561        $362,471
                                           ========        ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                               July 31,     January 31,
                                                1999           1999
                                              --------      -----------
                                                   (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt        $  8,092       $  3,758
  Accounts payable                              34,487         35,809
  Accrued expenses                              66,484         51,779
  Deferred income                               42,167         32,209
  Income taxes                                   3,275          3,883
                                              --------       --------
               TOTAL CURRENT LIABILITIES       154,505        127,438

LONG-TERM DEBT -- less current maturities        5,895          5,597

DEFERRED INCOME TAXES                            6,703          2,570

COMMITMENTS AND CONTINGENCIES                        -              -

STOCKHOLDERS' EQUITY
  Preferred stock                                    -              -
  Common stock--issued and outstanding -
  31,826 and 31,467 shares, respectively           955            944
  Paid-in capital                               13,233         10,760
  Retained earnings                            237,226        220,625
  Accumulated other comprehensive income -
    Foreign currency translation adjustment     (2,533)        (3,880)
  Deferred compensation                         (1,423)        (1,583)
                                              --------       --------
               TOTAL STOCKHOLDERS' EQUITY      247,458        226,866
                                              --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $414,561       $362,471
                                              ========       ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                 Year-to-Date Through July 31,
                                                 -----------------------------
                                                       1999         1998
                                                     --------     --------
                                                         (In thousands)
OPERATING ACTIVITIES
  Net income                                         $ 19,813     $ 14,837
  Depreciation, amortization and other
    noncash expenses                                   17,991       16,322
  Provision for deferred income taxes                    (499)      (1,043)
  Changes in operating assets and liabilities:
    Accounts receivable                                (5,087)     (13,275)
    Inventory and other current assets                 (8,375)     (14,633)
    Accounts payable and accrued expenses              11,302        7,572
    Deferred income                                     6,593        6,825
                                                     --------     --------
      Net cash provided by operating activities        41,738       16,605

INVESTING ACTIVITIES
  Purchases of property, plant and equipment          (15,597)     (11,588)
  Purchases of business systems                        (7,683)      (3,775)
  Acquisitions, net                                   (19,059)      (4,600)
  Other, net                                            1,317         (984)
                                                     --------     --------
      Net cash used in investing activities           (41,022)     (20,947)

FINANCING ACTIVITIES
  Net increase (decrease) in revolving
    credit borrowings                                   5,000            -
  Net repayment of borrowings                            (268)      (5,770)
  Issuance (repurchase) of common stock, net            1,084          389
  Dividends paid                                       (3,163)      (3,108)
                                                     --------     --------
      Net cash provided by (used in)
        financing activities                            2,653       (8,489)

      Increase (decrease) in cash and
        cash equivalents                                3,369      (12,831)


CASH AND CASH EQUIVALENTS - beginning of period        16,310       23,267
                                                     --------     --------
CASH AND CASH EQUIVALENTS - end of period            $ 19,679     $ 10,436
                                                     ========     ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. The consolidated results of operations for the period ended July 31, 1999 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 29, 2000. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in National Computer Systems, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended January 31, 1999.

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

Note C - The following table is a reconciliation of the earnings numerator and the weighted-average shares denominator used in the calculations of basic and diluted earnings per share (in thousands, except per share data):


                                          Second Quarter        Year-to-Date
                                       --------------------  ------------------
                                          1999      1998       1999      1998
                                       ---------  ---------  --------  --------
Earnings:
  Net income for
    basic earnings per share             $13,160   $ 9,742    $19,813   $14,837

  Adjustments for dilutive securities:
    Interest expense on convertible
      debentures, net of tax                  43        59         84       110
                                         -------   -------    -------   -------
  Adjusted net income for diluted
    earnings per share                   $13,203   $ 9,801    $19,897   $14,947
                                         =======   =======    =======   =======
Weighted Average Share:
  Basic average shares                    31,714    30,987     31,597    30,900
  Adjustments for dilutive securities:
    Employee stock options, net of
      tax proceeds                           895       956        920       928
    Contingent stock awards, net of
      tax proceeds                            35        73         36        79
    Convertible debentures                   383       508        387       509
                                         -------   -------    -------   -------
  Diluted average shares                  33,027    32,524     32,940    32,416
                                         =======   =======    =======   =======
Basic earnings per share                 $  0.42   $  0.31    $  0.63   $  0.48
                                         =======   =======    =======   =======
Diluted earnings per share               $  0.40   $  0.30    $  0.60   $  0.46
                                         =======   =======    =======   =======

Note D - The Company has 10,000,000 shares of $.01 par value Preferred Stock authorized of which none is outstanding. 100,000,000 shares of $.03 par value Common Stock are authorized.

Note E - The components of comprehensive income for the 1999 and 1998 second quarter and year-to-date are as follows (in thousands):


                                         Second Quarter       Year-to-Date
                                       ------------------   ----------------
                                        1999      1998       1999      1998
                                       ------    ------     ------    ------

      Net income                      $13,160   $ 9,742    $19,813   $14,837
      Foreign currency translation
        adjustments                       344      (776)     1,347      (761)
                                       ------    ------     ------    ------
      Comprehensive income            $13,504   $ 8,966    $21,160   $14,076
                                      =======   =======    =======   =======

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

Note G - On May 28, 1999 the Company acquired NovaNET Learning, Inc. (NLI), an interactive, online curriculum content company. The transaction has been accounted for as a purchase, and, accordingly, NLI's operations subsequent to the closing date will be consolidated with the Company's. The purchase price was $19.1 million in cash and has been primarily allocated to educational content ($16.3 million), goodwill ($7.1 million) and $4.6 million of deferred taxes in accordance with SFAS 109, Accounting for Income Taxes. The transaction is expected to add approximately $15 million to current year revenues.

Note H - The Company has five reportable business segments; the table below presents information by segment.



                                  Assessments   Education                  Data
                                   & Testing    Software &    NCS       Collection
                                   Services     Services    Services      Systems   International    Totals
                                  -----------  -----------  ----------  ---------- --------------  ---------
Second Quarter Ended 7/31/99

  Revenues                         $ 53,930     $ 44,481     $35,437      $21,823      $11,993      $167,664

  Income from operations             15,084        5,758       4,818        5,771        1,037        32,468

Second Quarter Ended 7/31/98

  Revenues                         $ 47,652     $ 26,652     $22,617      $20,194      $11,013      $128,128

  Income from operations             13,561        2,613       2,253        3,456          837        22,720



Year-to-Date through 7/31/99

  Revenues                         $ 85,857     $ 72,807     $69,234      $42,653      $22,930      $293,481

  Income from operations             18,818        6,889      10,304       11,018        2,065        49,094

Year-to-Date through 7/31/98

  Revenues                         $ 72,090      $48,099     $44,429      $38,735      $22,690      $226,043

  Income from operations             17,195        3,116       4,517        7,815        1,432        34,075


The difference between segment totals and the Company's consolidated totals consist of central general and administrative expenses, and non-operating expenses, all of which are not allocated to the segments. No major changes in segment assets have occurred since January 31, 1999, other than the NLI acquisition described in Note G, which assets are a part of the Education Software & Services segment.

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

Recap of 1999 Second Quarter Results

For the quarter ended July 31, 1999, total revenues increased by $39.5 million or 30.9% from the quarter ended July 31, 1998. Overall gross margin increased 1.8% as a percent of revenue, and gross margin dollars increased $18.9 million or 36.8%. Income from operations increased $5.5 million or 32.7%. Net income increased 35.1%, and earnings per share (diluted) increased 33.3% to $.40 per share from $.30 in the prior year second quarter.

On a year-to-date basis, total revenues increased by $67.4 million or 29.8% over the same period in the prior year. Overall gross margin increased 1.0% as a percent of revenue, and gross margin dollars increased $29.5 million or 33.2%. Income from operations year-to-date increased $8.1 million or 31.7%. Net income increased 33.5%, and earnings per share (diluted) increased 30.4% to $.60 per share from $.46 in the prior year.

Revenues

Increases in revenues for the three month and year-to-date periods ended July 31, 1999 and 1998 by revenue category were as follows:

                                      Quarter         Year-to-date
                                      -------         ------------
          Information services         +32.4%              +38.3%
          Product sales                +27.7%              +19.4%
          Maintenance and support      +32.2%              +21.0%

            Overall                    +30.9%              +29.8%

Of the $39.5 million of overall revenue increase in the second quarter of 1999, 60% was attributable to growth in information services (70% of $67.4 million year-to-date). For both the second quarter and year-to-date, growth came from several sources: government and commercial outsourcing, K-12 networking and professional services related to education software, and assessment and testing services.

Second quarter increases in product sales came principally from education software licensing and related network hardware. Increased maintenance and support revenues were also the result of increased support revenues from education software.

By major market, for the second quarter, revenues grew 31% from the education market and 30% from the large scale data management (non-education) market. On a year-to-date basis, the increases were 33% from education and 23% from non-education.

Cost of Revenues and Gross Margins

For the second quarter the Company's overall gross margin as a percent of revenue increased by 1.8%, with the improvement in each revenue category (information services, product sales, and maintenance and support) in dollars and as a percentage of revenue. This improvement reflects increased efficiency of service and product delivery at higher volumes, especially in software support. The same variances were seen in each category on a year-to-date basis.

Operating Expenses

Sales and marketing expenses increased $2.5 million or 14.9% in the quarter ended July 31, 1999, over the prior year second quarter. As a percentage of revenues, second quarter sales and marketing expenses declined by 1.6 percentage points, due primarily to the relatively lower selling costs associated with information services revenues. On a year-to-date basis, these expenses grew 12.5%, but decreased 1.9 percentage points as a percentage of revenue.

Research and development costs nearly doubled to $4.7 million in the quarter ended July 31, 1999 as compared to the prior year (and increased 78% on a year-to-date basis), reflecting more research and development spending in the education software business. For the full year, these expenses are expected to continue at higher levels for fiscal 1999 than fiscal 1998, as the Company continues its investment in software products and test processing technology.

General and administrative expenses increased $8.6 million for the quarter ended July 31, 1999 from the prior year quarter. As a percentage of revenue, general and administrative expense increased 2.3 percentage points from 12.2% to 14.5%. On a year-to-date basis the increase was $13.7 million, from 11.9% of revenues to 13.8%. These expenses increased due to general growth and costs related to an improvement of the Company's employee benefit package (particularly vacation), variable compensation accrued because of favorable operating results, and increases in internal management information systems.

Non-operating Expenses

Interest expense remained insignificant for both the second quarter and year-to-date. Other expense, net, was insignificant for all periods presented.

Provision for Income Taxes

The effective income tax rate was a constant 40% for all periods presented.

Liquidity and Capital Resources

For the six-month period ended July 31, 1999, the Company generated $41.7 million of cash flow from operating activities as compared to $16.6 million in the same period of the prior year. Cash was used principally to fund the NLI acquisition of $19.1 million, investments in property, plant and equipment of $15.6 million and business systems of $7.7 million, and to pay dividends of $3.2 million. The Company expects for the remainder of fiscal 1999 that its positive cash flows from operations will be adequate to fund its normal financing and investing activities. In addition, the Company generally anticipates funding internal growth and acquisitions with its cash and cash equivalents on hand, excess cash flows from operations, and an existing revolving credit facility.

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

The Company has a full-time Year 2000 program leader and a team (consisting of representatives from each of its business units) to address internal and external Year 2000 issues. The Company's internal financial and other "IT" computer systems have been reviewed to assess and remediate Year 2000 problems, as have other "non-IT" systems such as security, HVAC and telephone systems. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans. The Company's Year 2000 compliance program includes the following phases: identifying systems with date sensitive points that will need to be addressed; carrying out remediation work to modify those systems or convert to new systems; conducting validation testing of systems and applications to ensure compliance; and transition preparedness activities. As of the filing date, the Company believes its products and internal systems are Year 2000 compliant in all material respects. The majority of future work consists of transition activities described below.

Through July 31, 1999, the Company has spent approximately $6.2 million addressing Year 2000 issues ($1.5 million in fiscal 1997, $3.3 million in fiscal 1998, and $1.4 million thus far in fiscal 1999.) The Company expects to incur an additional $0.6 million of Year 2000 expenses during the remainder of fiscal 1999. These costs are below original estimates and consist primarily of internal resources, with relatively minor external costs. All amounts are being expensed currently and are included in the Company's future operating plans and expectations. In addition, the Company has also made, and will continue to make, significant capital investments to enhance its internal business and service delivery systems. However, these investments are not driven principally by Year 2000 considerations.

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

The Company believes that the most likely worst case Year 2000 scenario will be that NCS products do not operate properly for customers who have not installed Year 2000 compliant versions of NCS products or have not updated their own computing platform or network infrastructure to be operational in the Year 2000. The Company has developed, and continues to refine, transition preparedness plans to respond to a significantly increased number of customer calls at all its support locations to address these Year 2000 problems. The Company has developed contingency plans to provide for continuity of processing in Year 2000 and will continue to test and monitor these plans over the remainder of the year.

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

    (b) No reports on Form 8-K were filed for the three months ended July 31, 1999.



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



Dated:  September 13, 1999