Form 10-Q
period 1999-10-31
NATIONAL COMPUTER SYSTEMS INC
filed 1999-12-10
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                         FORM 10-Q





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 30, 1999

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

      The number of shares of common stock, par value $.03 per share, outstanding on December 2, 1999 was 32,004,960.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
FOR THE PERIODS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998



                                         Third Quarter          Year-to-Date
                                     -------------------    -------------------
                                      (In thousands, except per share amounts)
                                       1999       1998        1999        1998
                                     --------   --------    --------   --------
REVENUES
  Information services               $ 91,408   $ 71,586    $260,573   $193,868
  Product sales                        54,312     50,305     147,537    128,370
  Maintenance and support services     17,200     13,517      48,291     39,213
                                     --------   --------    --------   --------
    Total revenues                   $162,920   $135,408    $456,401   $361,451

COST OF REVENUES
  Cost of information services         71,999     58,484     190,990    145,466
  Cost of product sales                19,174     21,204      56,445     54,699
  Cost of maintenance and
    support services                   10,724      8,345      29,648     25,112
                                      --------  --------    --------   --------
    Gross margin                       61,023     47,375     179,318    136,174

OPERATING EXPENSES
  Sales and marketing                  17,613     16,594      53,154     48,174
  Research and development              5,229      3,478      13,642      8,194
  General and administrative           21,958     14,468      62,483     41,296
                                     --------   --------    --------   --------
INCOME FROM OPERATIONS                 16,223     12,835      50,039     38,510


  Interest expense                        158        193         586        726
  Other (income) expense, net              (3)      (216)        322         89
                                     --------   --------    --------   --------
INCOME BEFORE INCOME TAXES             16,068     12,858      49,131     37,695

  Income taxes                          6,500      5,100      19,750     15,100
                                     --------   --------    --------   --------
NET INCOME                           $  9,568     $7,758    $ 29,381   $ 22,595
                                     ========   ========    ========   ========
EARNINGS PER SHARE
  Basic                              $   0.30   $   0.25    $   0.93   $   0.73
  Diluted                            $   0.29   $   0.24    $   0.89   $   0.70

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                31,784     31,075      31,659     30,959
  Diluted                              33,151     32,648      33,011     32,474


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)




                                          October 30,     January 31,
                                              1999           1999
                                          -----------     -----------
                                                 (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $ 33,047        $ 16,310
  Receivables                               124,443         128,751
  Inventories:
    Finished products                         5,910           5,096
    Scoring services and work in process     23,924          14,442
    Raw materials and purchased parts         5,779           2,253
                                           --------        --------
      Total inventories                      35,613          21,791

  Prepaid expenses and other                  9,898           7,225
                                           --------        --------
                    TOTAL CURRENT ASSETS    203,001         174,077

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements           67,602          63,018
  Machinery and equipment                   182,169         152,414
  Accumulated depreciation                 (126,947)       (109,416)
                                           --------        --------
    Net property, plant and equipment       122,824         106,016

INTELLECTUAL PROPERTIES, NET
  Acquired and internally developed
    software products                        10,119          12,170
  Educational content and
    assessment instruments                   23,998           8,835
                                           --------        --------
    Total intellectual properties            34,117          21,005

OTHER ASSETS, NET
  Goodwill                                   56,441          52,840
  Other assets                                8,680           8,533
                                           --------        --------
    Total other assets                       65,121          61,373
                                           --------        --------
                    TOTAL ASSETS           $425,063        $362,471
                                           ========        ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)




                                            October 30,     January 31,
                                                1999           1999
                                            -----------     -----------
                                                  (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt        $  2,004       $  3,758
  Accounts payable                              34,674         35,809
  Accrued expenses                              70,300         51,779
  Deferred income                               48,553         32,209
  Income taxes                                   1,307          3,883
                                              --------       --------
               TOTAL CURRENT LIABILITIES       156,838        127,438

LONG-TERM DEBT -- less current maturities        5,179          5,597

DEFERRED INCOME TAXES                            6,417          2,570

COMMITMENTS AND CONTINGENCIES                        -              -

STOCKHOLDERS' EQUITY
  Preferred stock                                    -              -
  Common stock--issued and outstanding -
  31,946 and 31,467 shares, respectively           957            944
  Paid-in capital                               15,491         10,760
  Retained earnings                            245,233        220,625
  Accumulated other comprehensive income -
    Foreign currency translation adjustment     (2,960)        (3,880)
  Deferred compensation                         (2,092)        (1,583)
                                              --------       --------
               TOTAL STOCKHOLDERS' EQUITY      256,629        226,866
                                              --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $425,063       $362,471
                                              ========       ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE PERIODS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998



                                                        Year-to-Date
                                                  ------------------------
                                                    1999            1998
                                                  --------        --------
                                                       (In thousands)
OPERATING ACTIVITIES
  Net income                                      $ 29,381        $ 22,595
  Depreciation, amortization and other
    noncash expenses                                28,219          24,271
  Provision for deferred income taxes                 (785)         (1,265)
  Changes in operating assets and liabilities:
    Accounts receivable                              6,405           6,573
    Inventory and other current assets             (16,249)         (6,616)
    Accounts payable and accrued expenses           13,208           9,879
    Deferred income                                 12,618           4,688
                                                  --------        --------
      Net cash provided by operating activities     72,797          60,125

INVESTING ACTIVITIES
  Purchases of property, plant and equipment       (25,459)        (16,688)
  Purchases of business systems                     (6,443)         (5,429)
  Acquisitions, net                                (19,034         (15,760)
  Other, net                                          (330)         (2,225)
                                                  --------        --------
      Net cash used in investing activities        (51,266)        (40,102)

FINANCING ACTIVITIES
  Net repayment of borrowings                       (1,072)         (6,025)
  Issuance of common stock, net                      1,051             549
  Dividends paid                                    (4,773)         (4,670)
                                                  --------        --------
      Net cash used by financing activities         (4,794)        (10,146)
                                                  --------        --------
Increase in cash and cash equivalents               16,737           9,877

CASH AND CASH EQUIVALENTS - beginning of period     16,310          23,267
                                                  --------        --------
CASH AND CASH EQUIVALENTS - end of period         $ 33,047        $ 33,144
                                                  ========        ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. The consolidated results of operations for the period ended October 30, 1999 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 29, 2000. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the National Computer Systems, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended January 31, 1999.

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

Note C - The following table is a reconciliation of the earnings numerator and the weighted-average shares denominator used in the calculations of basic and diluted earnings per share (in thousands, except per share data):


                                          Third Quarter         Year-to-Date
                                       --------------------  ------------------
                                          1999      1998       1999      1998
                                       ---------  ---------  --------  --------
Earnings:
  Net income for
    basic earnings per share             $ 9,568   $ 7,758    $29,381   $22,595

  Adjustments for dilutive securities:
    Interest expense on convertible
      debentures, net of tax                  42        56        126       161
                                         -------   -------    -------   -------
  Adjusted net income for diluted
    earnings per share                   $ 9,610   $ 7,814    $29,507   $22,756
                                         =======   =======    =======   =======
Weighted Average Share:
  Basic average shares                    31,784    31,075     31,659    30,959
  Adjustments for dilutive securities:
    Employee stock options, net of
      tax proceeds                           959       971        933       923
    Contingent stock awards, net of
      tax proceeds                            25        94         33        83
    Convertible debentures                   383       508        386       509
                                         -------   -------    -------   -------
Diluted average shares                    33,151    32,648     33,011    32,474
                                         =======   =======    =======   =======
Basic earnings per share                 $  0.30   $  0.25    $  0.93   $  0.73
                                         =======   =======    =======   =======
Diluted earnings per share               $  0.29   $  0.24    $  0.89   $  0.70
                                         =======   =======    =======   =======

Note D - The Company has 10,000,000 shares of $.01 par value Preferred Stock authorized of which none is outstanding. 100,000,000 shares of $.03 par value Common Stock are authorized.

Note E - The components of comprehensive income for the 1999 and 1998 third quarter and year-to-date are as follows (in thousands):


                                          Third Quarter       Year-to-Date
                                       ------------------   ----------------
                                        1999      1998       1999      1998
                                       ------    ------     ------    ------

      Net income                      $ 9,568   $ 7,758    $29,381   $22,595
      Foreign currency translation
        adjustments                      (200)     (872)      (920)   (1,633)
                                       ------    ------     ------    ------
      Comprehensive income            $ 9,368   $ 6,886    $28,461   $20,962
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

Note G - On May 28, 1999 the Company acquired NovaNET Learning, Inc. (NovaNET), an interactive, online curriculum content company. The transaction has been accounted for as a purchase, and, accordingly, NovaNET's operations subsequent to the closing date are consolidated with the Company's. The purchase price was $19.0 million in cash and has been primarily allocated to educational content ($16.3 million), goodwill ($7.1 million) and deferred taxes ($4.6 million) in accordance with SFAS 109, Accounting for Income Taxes. The transaction is expected to add approximately $15 million to revenues and be slightly accretive to consolidated earnings of the Company in fiscal 1999.

Note H - The Company has five reportable business segments; the table below presents information by segment.



                                  Assessments   Education                  Data
                                   & Testing    Software &    NCS       Collection
                                   Services     Services    Services      Systems   International    Totals
                                  -----------  -----------  ----------  ---------- --------------  ---------

Third Quarter Ended 10/30/99

  Revenues                         $ 51,211     $ 42,182     $29,146      $24,902      $15,479      $162,920

  Income from operations              2,847        7,744       4,221        8,268        1,491        24,571


Third Quarter Ended 10/31/98

  Revenues                         $ 46,041     $ 33,073     $22,207      $23,576      $10,511      $135,408

  Income from operations              3,390        3,480       2,397        7,669          770        17,706



Year-to-Date through 10/30/99

  Revenues                         $137,068     $114,989     $98,380      $67,555      $38,409      $456,401

  Income from operations             22,175       14,647      14,503       19,244        3,469        74,038


Year-to-Date through 10/31/98

  Revenues                         $118,131     $ 81,173     $66,636      $62,311      $33,200      $361,451

  Income from operations             20,585        6,596       6,914       15,484        2,202        51,781



The difference for Income from operations between segment totals and the Company's consolidated totals consist of central general and administrative expenses and non-operating expenses, none of which are allocated to the segments.

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

Recap of 1999 Third Quarter Results

For the quarter ended October 30, 1999, total revenues increased by $27.5 million or 20.3% from the quarter ended October 31, 1998. Overall gross margin increased 2.5% as a percent of revenue, and gross margin dollars increased $13.6 million or 28.8%. Income from operations increased $3.4 million or 26.4%. Net income increased 23.3%, and earnings per share (diluted) increased 20.8% to $.29 per share from $.24 in the prior year third quarter.

On a year-to-date basis, total revenues increased by $95.0 million or 26.3% over the same period in the prior year. Overall gross margin increased 1.6% as a percent of revenue, and gross margin dollars increased $43.1 million or 31.7%. Income from operations year-to-date increased $11.5 million or 29.9%. Net income increased 30.0%, and earnings per share (diluted) increased 27.1% to $.89 per share from $.70 in the prior year.

Revenues

Increases in revenues for the three-month and year-to-date periods ended October 30, 1999 and October 31, 1998 by revenue category were as follows:

                                           Quarter    Year-to-date
                                           -------    ------------
        Information services                +27.7%       +34.4%
        Product sales                       + 8.0%       +14.9%
        Maintenance and support services    +27.2%       +23.2%

          Overall                           +20.3%       +26.3%

Of the $27.5 million of overall revenue increase in the third quarter of 1999, 72% was attributable to growth in information services (70% of $95.0 million year-to-date). For both the third quarter and year-to-date, growth came from several sources: assessment and testing services, government and commercial outsourcing, and professional services related to education software.

Third quarter increases in product sales came principally from education software licensing, with increased sales in existing products and the NovaNET acquisition offsetting a third quarter decline in network hardware sales. Increased maintenance and support services revenues were also the result of increased support revenues from education software.

By major market, for the third quarter, revenues grew 18% from the education market and 28% from the large scale data management (non-education) market. On a year-to-date basis, the increases were 27% from education and 25% from non-education.

Cost of Revenues and Gross Margins

For the third quarter the Company's overall gross margin as a percent of revenue increased by 2.5%, with improvement in each revenue category (information services, product sales, and maintenance and support services) in dollars and as a percentage of revenue, except for a minor decrease in the gross margin percent for maintenance and support services revenues. This improvement reflects increased efficiency of service and product delivery at higher volumes. Similarly, positive variances were seen in gross margins related to each revenue category on a year-to-date basis, both in dollars and percentages.

Operating Expenses

Sales and marketing expenses increased $1.0 million or 6.1% in the quarter ended October 30, 1999, over the prior year third quarter. As a percentage of revenues, third quarter sales and marketing expenses declined by 1.4 percentage points, due primarily to the relatively lower selling costs associated with information services revenues. On a year-to-date basis, these expenses grew
10.3%, but decreased 1.7 percentage points as a percentage of revenue, reflecting the same trend as in the third quarter.

Research and development costs increased $1.8 million to $5.2 million (or 50%) in the quarter ended October 30, 1999 as compared to the prior year (and increased 66% on a year-to-date basis), reflecting more research and development spending in several areas, but particularly in test processing technology and education software products. For the full year, these expenses are expected to continue at higher levels for fiscal 1999 than fiscal 1998, as the Company continues these investments.

General and administrative expenses increased $7.5 million for the quarter ended October 30, 1999 from the prior year quarter. As a percentage of revenue, general and administrative expense increased 2.8 percentage points from 10.7% to 13.5%. On a year-to-date basis the increase was $21.2 million, from 11.4% of revenues to 13.7%. These expenses increased due to general growth and costs related to an improvement of the Company's employee benefit package (particularly vacation), variable compensation accrued because of favorable operating results, increases in internal management information systems, and the NovaNET acquisition.

Non-operating Expenses

Interest expense for both the third quarter and year-to-date decreased due to lower average borrowing levels. Other expense, net, was insignificant for all periods presented.

Provision for Income Taxes

The effective income tax rate was a constant 40% for all periods presented.

Liquidity and Capital Resources

For the nine-month period ended October 30, 1999, the Company generated $72.8 million of cash flow from operating activities as compared to $60.1 million in the same period of the prior year. Cash was used principally to fund the NovaNET acquisition of $19.0 million, investments in property, plant and equipment of $25.5 million and business systems of $6.4 million, and to pay dividends of $4.8 million. The Company expects for the remainder of fiscal 1999 that its positive cash flows from operations will be adequate to fund its normal financing and investing activities. In addition, the Company generally anticipates funding internal growth and acquisitions with its cash and cash equivalents on hand, excess cash flows from operations, and an existing revolving credit facility.

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

The Company's product development processes have included Year 2000 compliance verification for all current and future products. The Company believes all of its currently supported products are Year 2000 compliant.

The Company has a full-time Year 2000 program leader and a team (consisting of representatives from each of its business units) to address internal and external Year 2000 issues. The Company's internal financial and other "IT" computer systems have been reviewed to assess and remediate Year 2000 problems, as have other "non-IT" systems such as security, HVAC and telephone systems. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans. The Company's Year 2000 compliance program has included the following phases: identifying systems with date sensitive points that will need to be addressed; carrying out remediation work to modify those systems or convert to new systems; conducting validation testing of systems and applications to ensure compliance; and transition preparedness activities. As of October 30, 1999, the Company believes its Year 2000 effort is substantially complete, with the exception of transition activities described below.

Through October 30, 1999, the Company has spent approximately $6.5 million addressing Year 2000 issues ($1.5 million in fiscal 1997, $3.3 million in fiscal 1998, and $1.7 million thus far in fiscal 1999.) The Company expects to incur an additional $0.3 million of Year 2000 expenses during the remainder of fiscal 1999. These costs are below original estimates and consist primarily of internal resources, with relatively minor external costs. All amounts are being expensed currently and are included in the Company's future operating plans and expectations. In addition, the Company has also made, and will continue to make, significant capital investments to enhance its internal business and service delivery systems. However, these investments are not driven principally by Year 2000 considerations.

The Company has requested assurances from its major suppliers that they are addressing the Year 2000 issue and that products purchased by the Company from such suppliers will function properly in the Year 2000. Also, contacts have been made with the Company's major customers. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences to the Company of the Year 2000 problem in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

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

The Company believes that the most likely worst case Year 2000 scenario will be that NCS products do not operate properly for customers who have not installed Year 2000 compliant versions of NCS products or have not updated their own computing platform or network infrastructure to be operational in the Year 2000. The Company has developed, and continues to refine, transition preparedness plans to respond to a significantly increased number of customer calls at all its support locations to address these Year 2000 problems. The Company has also developed contingency plans to provide for continuity of processing in Year 2000 based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's consolidated results of operations or financial condition.

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

    (b) No reports on Form 8-K were filed for the three months ended October 30, 1999.



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


                                  NATIONAL COMPUTER SYSTEMS, INC.



                                  /s/ Jeffrey W. Taylor
                                  ---------------------------
                                   Jeffrey W. Taylor
                                   Vice President and
                                     Chief Financial Officer



Dated:  December 10, 1999

                                    FORM 10-Q
                         NATIONAL COMPUTER SYSTEMS, INC.
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999


                                  EXHIBIT INDEX



          EXHIBIT

          27     Financial Data Schedule.