Form 10-K
period 2000-01-29
NATIONAL COMPUTER SYSTEMS INC
filed 2000-04-26
CIK 69999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED:                         COMMISSION FILE NUMBER:
     JANUARY 29, 2000                                        0-3713
                            ------------------------

                         NATIONAL COMPUTER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                 41-0850527
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

      11000 PRAIRIE LAKES DRIVE
       EDEN PRAIRIE, MINNESOTA                            55344
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code: 952/829-3000
                            ------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Shares -- par value $.03 a share
                                (Title of Class)

            Rights to Purchase Series A Participating Preferred Stock
                                (Title of Class)
                            ------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X

State the aggregate market value of the voting shares held by non-affiliates of the registrant as of March 31, 2000.
                Common Shares, $.03 par value -- $1,523,531,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 11, 2000.
               Common Shares, $.03 par value - 32,531,800 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended January 29, 2000 are incorporated by reference into Parts I, II and IV.

Portions  of  the  definitive   proxy   statement  for  the  Annual  Meeting  of
Stockholders to be held on May 25, 2000 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

National Computer Systems, Inc. ("NCS"(R) or the "Company") is a global information services company, which provides services, software, systems and Internet-based technologies for the collection, management and interpretation of data.

The Company's headquarters are located at 11000 Prairie Lakes Drive, Eden Prairie, Minnesota 55344, telephone 952/829-3000.


MARKETS SERVED

NCS  serves  two broad  markets:  Education  and Large  Scale  Data  Management.

Education

The Company develops and markets enterprise application software for the administration and management of curriculum, student instruction and financial data at the classroom, school, school district and state levels. NCS provides training, consulting and project management services in support of these products. In addition, NCS offers network services, including design, hardware and software procurement, Internet utilization, maintenance and support, and network administration. NCS offers Internet delivery of electronic testing and reporting services, teacher resource services and materials, interactive curriculum and services to link parents with schools.

NCS also develops and markets data collection services and systems for the Education market. These services and systems provide optical scanning, image-based or electronic data collection and computer processing services for the high accuracy, large volume and complex processing needs of major test publishers, federal and state education agencies, universities and colleges, and local school districts.

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

NCS provides scanners and forms for customers to do their own paper-based data collection. The Company also provides outsourcing services for complex information management projects. Its services and products include comprehensive data collection technologies, database management, software development, document imaging, telecommunications support and information dissemination systems. In addition, NCS offers network design, hardware and software acquisition, implementation, maintenance and support services. Finally, NCS' network administration services include network and system security, help desk, Internet connectivity and training.


BUSINESS SEGMENTS

NCS delivers its products and services through the following five business segments.

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

The Company offers a secure Internet-based electronic testing delivery and reporting capability, which allows NCS to participate in the professional licensure and certification market. This capability also permits NCS to offer an electronic testing option to traditional statewide grade K-12 testing programs.

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

Education Software and Services

A principal strategy of the Company in servicing the education marketplace is to concentrate on enterprise software for school administration. NCS' software products include student administrative software to assist educators in student management, including applications such as academic reporting, attendance gathering and scheduling. The Company's instructional and curriculum management software products manage information about student achievement against educational objectives. In conjunction with its instructional management software, NCS offers model curriculum and test item databases to assist schools in establishing and meeting stated or mandated curriculum objectives. During 1999, the Company introduced the ParentCONNECTxp(R) module to allow Internet access by parents to student academic data. NCS plans to continue to extend the utility of its systems using Internet capabilities.

With the acquisition of NovaNET Learning, Inc. in fiscal 1999, the Company began offering an online, comprehensive education and communication private network that offers self-paced, interactive curriculum for secondary school students and adults. Acquired in fiscal 1998, NCS' Educational Structures Internet-based products and services allow educators to access customized lesson plans in social studies, language arts, mathematics and science with appropriate student/teacher content resources, teaching strategies and interactive activities.

NCS products also include financial management software for schools and school districts. The Company provides software for accounting and financial reporting, payroll, human resources, inventory and many other financial and administrative functions.

NCS offers services related to its enterprise software to assist with the design and implementation of these installations. Services offered by NCS include: professional consulting; project management; systems installation, integration and maintenance; training; and help desk and ongoing support.

NCS Services

NCS provides a comprehensive package of services that include: systems analysis and design; software development; comprehensive data collection technologies, including Internet-based systems, paper-based imaging and electronic data gathering; forms management; telecommunication and telephone call center support; information management and dissemination; network support, such as Internet connectivity; and training. These services are principally outsourced to NCS and performed at NCS sites.

The Company's services also include: quality measurement, product warranty and customer satisfaction surveys and customer data collection; human resource applications, such as applicant tracking, organizational development, employee attitude surveys, benefits enrollment and employee evaluation; medical device tracking services to help medical manufacturers comply with the 1990 Safe Medical Devices Act; and general data collection, analysis, management and reporting.

During fiscal 2000, the Company, working with the U.S. Census Bureau, will manage and operate one of four census data capture centers. NCS, at its center, will receive completed English and Spanish-language Census forms, manage all imaging operations and perform all data capture functions to collect and report the constitutionally-mandated count of the U.S. population.

NCS provides its large scale data management services to several federal government customers. The U.S. Department of Education, which is the Company's largest single customer, outsources projects to NCS, including the processing and eligibility calculation of the federal application for student aid in post-secondary education. Under contract, NCS also manages the wide area network over which this information is distributed to and from member colleges, universities, and other post-secondary institutions, and responds to telephone calls from applicants at all stages of the financial aid process. Other federal agencies that are customers of NCS include the U.S. Department of Defense, Department of Labor, Office of Personnel Management, and the Internal Revenue Service.

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

The Company's international business strategy is to focus on certain countries with services-led applications. These applications center on Internet and paper-based testing and assessment in the Education market and on telecom deregulation for commercial or governmental entities.

In-country services include professional consulting; project management; comprehensive data collection technology and processing; forms management; telecommunication and telephone call center operations and support; data base management; and information dissemination.

Additional Business Segment Data

For financial information regarding each of the Company's business segments and information regarding sales to government agencies, see Note 9 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition that are included in the Annual Report to Shareholders for the fiscal year ended January 29, 2000, and incorporated herein by reference.

MARKETING

NCS markets its data collection hardware and software and its data collection and processing services in the United States directly through sales employees and indirectly through business partners, original equipment manufacturers and resellers. The Company's published test products and related test-scoring services are marketed in North America through telemarketing, direct mail, professional journal advertising and professional trade convention attendance. Outside the United States, the Company's products and services are sold through sales employees, distributors and independent sales agents. Each of the Company's sales organizations are supported by marketing and sales support personnel.

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

DEVELOPMENT OF PRODUCTS AND SERVICES

The Company's development efforts are directed toward new product development and enhancements to existing products. During the fiscal years ended January 29, 2000 and January 31, 1999 and 1998, the Company's product development expenses were approximately $20.4 million, $12.4 million and $8.6 million, respectively. The expenditures related principally to education software product development, test processing technology and service process improvements (with emphasis on Internet applications). For a description of new products acquired through acquisitions, see Note 2 of Notes to Consolidated Financial Statements that are included in the Annual Report to Shareholders for the fiscal year ended January 29, 2000, and incorporated herein by reference.

MANUFACTURING

The Company assembles its scanning equipment from electronic components, metal stampings, molded plastic parts and mechanical sub-assemblies. The Company assembles most of the scanning systems equipment at its Eagan, Minnesota facility. Computer hardware is purchased from other manufacturers.

Scannable forms are produced at NCS' printing facilities in Columbia, Pennsylvania; Owatonna, Minnesota; and Melbourne, Victoria, Australia. The ink and paper used in forms production are produced to the Company's specifications by a limited number of suppliers. Although the Company has no long-term supply contracts with its paper or ink suppliers, the Company has had long-term relationships with such suppliers and believes that these relationships are good.

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

Enterprise software for the Education market has intense competition from in-house systems, national and regional software and service providers, data processing service bureaus, test publishers and providers of educational curriculum and instruction management products and services. Numerous companies have recently started using the Internet to deliver educational content and certain administrative functions.

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

"NCS", "OpScan" and "ParentCONNECTxp" are registered trademarks of the Company.

EMPLOYEES

As of February 26, 2000, the Company employed approximately 4,600 full-time employees. The Company believes that its employee relations are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of the Company as of February 26, 2000 are listed below along with their business experience during the past five years.

NAME                      AGE        POSITION
-------------------     -------      -----------------------------------------
Russell A. Gullotti       57         Chairman of the Board,
                                     President and Chief Executive Officer
Robert C. Bowen           58         Senior Vice President
Michael C. Brewer         53         Vice President and General Counsel
John W. Fenton, Jr.       59         Secretary-Treasurer
Simon N. Garneau          53         Vice President
Clive M. Hay-Smith        42         Vice President
Robert C. Hickcox         46         Vice President
Gary L. Martini           49         Vice President
Michael A. Morache        49         Vice President
David W. Smith            55         Vice President
Jeffrey W. Taylor         46         Vice President and Chief Financial Officer
Adrienne T. Tietz         53         Vice President


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

Mr. Garneau has been a Vice President of NCS since June, 1999. Prior to that he was a self-employed business consultant from January, 1998 to June, 1999. Previously, he was President and Chief Executive Officer of ISI Systems, Inc. (computer software and services) for more than five years.

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

Mr. Taylor has been Vice President and Chief Financial Officer for more than five years.

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

ITEM 2.  PROPERTIES

    The Company's principal facilities are as follows:

                            SQUARE
LOCATION                    FOOTAGE          GENERAL PURPOSE
---------------          --------------       -------------------------------
Mesa, AZ (1)                 96,000        Education software and services,
                                            general offices, and product
                                            development and support

Foothill Ranch, CA           37,000        Education software and services,
                                            product development and support

Cedar Rapids, IA            205,000        Data processing services and
                                            warehouse

Iowa City, IA                              Assessment and test processing
  Building 1 (1)            168,000         and data processing services,
  Building 2 (1)            142,000         operations and general offices
  Building 3                 25,000

Champaign, IL                29,000        Education software and services,
                                            product development and support

Rosemont, IL                 23,000        Assessments and test publishing
                                            general offices

Lawrence, KS (2)             90,000        Data processing services,
                                            operations and general offices

Eagan, MN (1)               109,000        Scanner hardware development and
                                            manufacturing; NCS services
                                            general offices; customer support
                                            services operations and general
                                            offices; and international
                                            operations and general offices

Eden Prairie, MN             67,000        Executive general offices and
                                            electronic test processing
                                            operations and general offices

Edina, MN (1)               101,000        Data collection systems and
                                            services general offices,
                                            data processing services
                                            and scanner software
                                            development

Minnetonka, MN (1)           54,000        Assessments and test publishing
                                            and scoring operations and
                                            general offices

Owatonna, MN (1)            128,000        Documents design and production

Columbia, PA (1)            121,000        Documents design and production

Austin, TX
  Building 1                 35,000        Data processing services,
  Building 2                 41,000         operations and general offices

  Building 3                157,000        Data processing services,
                                            documents design and
                                            production, operations and
                                            general offices

Buenos Aires, Argentina      38,000        Data processing services,
                                            operations and general offices


Nunawading, Victoria         30,000        Data processing services,
   (Melbourne)                              documents design and
  Australia (1)                             production, operations and
                                            general offices

Mississauga, Ontario,        59,000        Assessment and test processing
Canada                                      and data processing services,
                                            operations and general offices

Rotherham, South Yorkshire   34,000        Data processing services,
   England                                  operations and general offices


Mexico City, Mexico          24,000        Data processing services,
                                            operations and general offices

------------------------

(1)   Denotes owned facility.

(2) Construction of an additional 60,000 square foot facility at this location, to be used for the same general purposes, is scheduled for completion during the second quarter of 2000.

The Company believes that its facilities will be adequate to meet its current needs.


ITEM 3.  LEGAL PROCEEDINGS

On March 10, 2000, the Company entered into a settlement agreement with Edu-Cap, Inc. (formerly University Support Services, Inc.) ("Edu-Cap") in connection with the previously disclosed lawsuit against the Company by Edu-Cap in the United States District Court, District of Minnesota, Fourth Division. Pursuant to the settlement agreement, all claims that were alleged or could have been alleged against the Company by Edu-Cap in the lawsuit have been settled. The settlement did not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is not a party to nor is its property subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the fiscal year ended January 29, 2000 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

"Quarterly Market Data" included in the Annual Report to Shareholders for the year ended January 29, 2000 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

"Five Year Financial Data" included in the Annual Report to Shareholders for the year ended January 29, 2000 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Results of Operations and Financial Condition" included in the Annual Report to Shareholders for the year ended January 29, 2000 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

"Management's Discussion and Analysis of Results of Operations and Financial Condition - Capital Resources and Liquidity" included in the Annual Report to Shareholders for the year ended January 29, 2000 is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and supplementary data of NCS and its subsidiaries, included in the Annual Report to Shareholders for the year ended January 29, 2000 are incorporated herein by reference:

Consolidated Balance Sheets -- January 29, 2000 and January 31, 1999

Consolidated Statements of Income -- Years ended January 29, 2000 and January 31, 1999 and 1998

Consolidated Statements of Changes in Stockholders' Equity -- Years ended January 29, 2000 and January 31, 1999 and 1998

Consolidated Statements of Cash Flows -- Years ended January 29, 2000 and January 31, 1999 and 1998

Notes to Consolidated Financial Statements -- January 29, 2000

Report of Independent Auditors dated March 6, 2000

Quarterly Results of Operations (Unaudited)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

"Election of Directors" included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2000 and "Executive Officers of the Registrant" in Part I of this report are incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

"Summary Compensation Table" and "Stock Options" included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2000 are incorporated herein by reference.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

"Election of Directors" and "Ownership of NCS Common Stock by Certain Beneficial Owners and Executive Officers" included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2000 is incorporated herein by reference.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

"Election of Directors" included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2000 is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) List of Financial Statements and Financial Statement Schedules

    (1) The following consolidated financial statements of National Computer Systems, Inc. and subsidiaries, included in the Annual Report to Shareholders for the year ended January 29, 2000 are incorporated by reference in Item 8:

         Consolidated Balance Sheets -- January 29, 2000 and January 31, 1999

         Consolidated Statements of Income -- Years ended January 29, 2000 and January 31, 1999 and 1998

         Consolidated Statements of Changes in Stockholders' Equity -- Years ended January 29, 2000 and January 31, 1999 and 1998

         Consolidated Statements of Cash Flows -- Years ended January 29, 2000 and January 31, 1999 and 1998

         Notes to Consolidated Financial Statements -- January 29, 2000

         Report of Independent Auditors dated March 6, 2000

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

    4.1 Instruments with respect to long-term debt where the total debt auth- orized thereunder does not exceed 10% of the consolidated total assets of the registrant are not being filed; the registrant will furnish a copy of any such instrument to the Commission upon request.

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

    *10.6 NCS 1989 Non-Employee Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended January 31, 1998.

    *10.7 NCS 1990 Employee Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 31, 1995.

    *10.8 NCS 1995 Employee Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 31, 1995.

    *10.9 NCS 1997 Employee Stock Option Plan is incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended January 31, 1997.

    *10.10 NCS 1999 Employee Stock Option Plan is incorporated herein by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended January 31, 1999.

    *10.11 NCS 1999 Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended January 31, 1999.

    *10.12 NCS 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended January 31, 1998.

    *10.13 NCS 1997 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended January 31, 1997.

    *10.14 NCS Supplemental Deferred Compensation Plan is incorporated herein by reference to Exhibit 4 to the Company's Form S-8 dated March 26, 1999.

    *10.15 NCS Corporate Management Incentive Plan -- 1999 is incorporated herein by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended January 31, 1999.

    *10.16   NCS Corporate Management Incentive Plan -- 2000.

    *10.17   NCS 2000 Long-Term Incentive Program.

    13 Portions of NCS' Annual Report to Shareholders for the fiscal year ended January 29, 2000.

    21       Significant Subsidiaries.

    23       Consent of Independent Auditors.

    24 Power of Attorney authorizing J.W. Fenton, Jr. to sign the NCS Form 10-K for the year ended January 29, 2000 on behalf of other officers and directors.

    27       Financial Data Schedule.

    99 Cautionary statements identifying important factors that could cause the Company's actual results to differ from those projected in forward looking statements.

----------------

    * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended January 29, 2000.

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

                                                 NATIONAL COMPUTER SYSTEMS, INC.
Dated: April 25, 2000                            By:    /s/ J. W. FENTON, JR.
                                                 ----------------------------
                                                            J. W. Fenton, Jr.
                                                          SECRETARY-TREASURER

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

By  William J. Cadogan *             Director
    ---------------------
    William J. Cadogan

By  DAVID C. COX *                   Director
    ---------------------
    David C. Cox

By  DELORES M. ETTER *               Director
    ---------------------
    Delores M. Etter

By  JEAN B. KEFFELER *               Director
    ---------------------
    Jean B. Keffeler

By  JOHN J. RANDO *                  Director
    ---------------------
    John J. Rando

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


 /s/  J. W. FENTON, JR.
                -------------------                        Dated: April 25, 2000
      J. W. Fenton, Jr.
     (ATTORNEY-IN-FACT)

                                    FORM 10-K
                         NATIONAL COMPUTER SYSTEMS, INC.
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

                                  EXHIBIT INDEX



 EXHIBIT
-------------


  10.16   NCS Corporate Management Incentive Plan - 2000.

  10.17   NCS 2000 Long-Term Incentive Program.

  13 Portions of NCS' Annual Report to Shareholders for the fiscal year ended January 29, 2000.

  21      Significant Subsidiaries.

  23      Consent of Independent Auditors.

  24 Power of Attorney authorizing a certain person to sign the NCS Form 10-K for the year ended January 29, 2000 on behalf of other officers and directors.

  27      Financial Data Schedule.

  99 Cautionary statements identifying important factors that could cause the Company's actual results to differ from those projected in forward looking statements.