Form 10-Q
period 2000-04-29
NATIONAL COMPUTER SYSTEMS INC
filed 2000-06-12
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                         FORM 10-Q





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 29, 2000

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


Registrant's telephone number, including area code: (952)829-3000

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

      The number of shares of common stock, par value $.03 per share, outstanding on May 31, 2000, was 32,632,000.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
For the quarter ended April 29, 2000 and May 1, 1999




                                             2000           1999
                                           --------       --------
                                            (In thousands, except
                                              per share amounts)
REVENUES
  Services                                 $133,159       $ 85,665
  Product sales                              41,206         40,152
                                           --------       --------
    Total revenues                          174,365        125,817

COST OF REVENUES
  Cost of services                           94,729         62,038
  Cost of product sales                      17,617         15,648
                                           --------       --------
    Gross profit                             62,019         48,131

OPERATING EXPENSES
  Sales and marketing                        17,271         16,572
  Research and development                    6,108          3,673
  General and administrative                 23,654         16,255
                                           --------       --------
INCOME FROM OPERATIONS                       14,986         11,631

  Interest expense                              118            162
  Other expense, net                            399            366
                                           --------       --------
INCOME BEFORE INCOME TAXES                   14,469         11,103

  Income taxes                                5,700          4,450
                                           --------       --------
NET INCOME                                 $  8,769       $  6,653
                                           ========       ========
EARNINGS PER SHARE
  Basic                                       $0.27          $0.21
  Diluted                                      0.26           0.20



See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                             April 29,     January 29,
                                               2000           2000
                                             --------      -----------
                                                   (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $  3,527        $ 26,592
  Marketable securities                        18,251               -
  Receivables                                 141,308         151,870
  Inventories:
    Finished products                           6,169           5,880
    Scoring services and work in process       38,665          23,158
    Raw materials and purchased parts           3,823           4,581
                                             --------        --------
      Total inventories                        48,657          33,619

  Prepaid expenses and other                    9,907           9,932
                                             --------        --------
                    TOTAL CURRENT ASSETS      221,650         222,013

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements             68,544          67,928
  Machinery and equipment                     206,068         189,835
  Accumulated depreciation                   (129,655)       (125,654)
                                             --------        --------
    Net property, plant and equipment         144,957         132,109

INTELLECTUAL PROPERTIES, NET
  Acquired and internally developed
    software products                           8,951           9,371
  Educational content and
    assessment instruments                     22,707          23,306
                                             --------        --------
    Net intellectual properties                31,658          32,677

OTHER ASSETS, NET
  Goodwill                                     52,414          50,263
  Other assets                                 14,011          12,818
                                             --------        --------
    Net other assets                           66,425          63,081
                                             --------        --------
                    TOTAL ASSETS             $464,690        $449,880
                                             ========        ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                              April 29,     January 29,
                                                2000           2000
                                              ---------     -----------
                                                   (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt        $ 15,101       $  1,270
  Accounts payable                              31,732         38,546
  Accrued expenses                              68,304         73,163
  Deferred income                               37,974         51,785
  Income taxes                                  16,005          6,570
                                              --------       --------
               TOTAL CURRENT LIABILITIES       169,116        171,334

LONG-TERM DEBT -- less current maturities          516            516

DEFERRED INCOME TAXES                            1,375          1,642

COMMITMENTS AND CONTINGENCIES                        -              -

STOCKHOLDERS' EQUITY
  Preferred stock                                    -              -
  Common stock--issued and outstanding -
    32,603 and 32,348 shares, respectively         978            970
  Paid-in capital                               21,880         22,596
  Retained earnings                            264,336        257,195
  Accumulated other comprehensive income -
    Unrealized gain on marketable securities    11,266              -
    Foreign currency translation adjustment     (3,536)        (2,969)
  Deferred compensation                         (1,241)        (1,404)
                                              --------       --------
               TOTAL STOCKHOLDERS' EQUITY      293,683        276,388
                                              --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $464,690       $449,880
                                              ========       ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the quarter ended April 29, 2000 and May 1, 1999


                                                           2000        1999
                                                         --------    --------
                                                            (In thousands)
OPERATING ACTIVITIES
  Net income                                             $  8,769    $  6,653
  Depreciation and amortization                            10,295       8,665
  Deferred income taxes and other                            (228)        (11)
  Changes in operating assets and liabilities:
    Accounts receivable                                    10,562      20,422
    Inventory and other current assets                    (15,013)    (14,792)
    Accounts payable and accrued expenses                  (7,467)     (3,928)
    Deferred income                                       (13,811)     (3,106)
                                                          -------     -------
      Net cash (used) provided by operating activities     (6,893)     13,903
                                                          -------     -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment              (17,308)    (10,211)
  Purchases of business systems                            (2,252)     (2,582)
  Acquisitions, net                                        (4,719)          -
  Other, net                                               (3,367)       (120)
                                                          -------     -------
      Net cash used in investing activities               (27,646)    (12,913)
                                                          -------     -------
FINANCING ACTIVITIES
  Net increase in revolving credit borrowings              14,500           -
  Net repayment of other borrowings                          (269)       (103)
  Issuance (repurchase) of common stock, net               (1,135)        765
  Dividends paid                                           (1,622)     (1,577)
                                                          -------     -------
      Net cash provided (used) by
       financing activities                                11,474        (915)
                                                          -------     -------
      Increase (decrease) in cash and cash equivalents    (23,065)         75

CASH AND CASH EQUIVALENTS - beginning of period            26,592      16,310
                                                          -------     -------
CASH AND CASH EQUIVALENTS - end of period                 $ 3,527     $16,385
                                                          =======     =======


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. The consolidated results of operations for the period ended April 29, 2000 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending February 3, 2001. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in National Computer Systems, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended January 29, 2000.

Note B - Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share."

The following table is a reconciliation of the earnings numerator and the weighted-average shares denominator used in the calculations of basic and diluted earnings per share:

                                               Quarter Ended
                                            April 29,     May 1,
                                              2000         1999
                                            -------     ---------
Earnings:
  Net income for
    basic earnings per share                $ 8,769      $ 6,653

  Adjustments for dilutive securities:
    Interest expense on convertible
      debentures, net of tax                      5           41
                                            -------      -------
  Adjusted net income for diluted
    earnings per share                      $ 8,774      $ 6,694
                                            =======      =======
Weighted Average Share:
  Basic average shares                       32,356       31,480
  Adjustments for dilutive securities:
    Employee stock options, net of
      tax proceeds                              991          945
    Contingent stock awards, net of
      tax proceeds                               29           33
    Convertible debentures                       11          391
                                            -------      -------
  Diluted average shares                     33,387       32,849
                                            =======      =======
Basic earnings per share                    $  0.27      $  0.21
                                            =======      =======
Diluted earnings per share                  $  0.26      $  0.20
                                            =======      =======

Note C - Marketable Securities: On January 29, 2000 the Company held a minority investment in a privately held company and carried the investment at cost of $350. During the first quarter, the investee's shares began trading on The Nasdaq Stock Market(R), and therefore, NCS has begun accounting for this marketable security under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with this Statement, the Company accounts for this investment as available for sale, and has recorded the asset at the current market value of $18,251, with the unrealized gain, net of tax, as a separate component of Stockholders' Equity. Under the terms of the initial public offering, the Company will not be able to sell the securities until September 1, 2000. Future fluctuations in value will be recorded in Stockholders' Equity until the time of sale.

Note D - The Company has 10,000,000 shares of $.01 par value Preferred Stock authorized of which none is outstanding. 100,000,000 shares of $.03 par value Common Stock are authorized.

Note E - The components of comprehensive income for the quarter ended April 29, 2000 and May 1, 1999 are as follows (in thousands):


                                        2000        1999
                                       ------      ------

      Net income                       $8,769      $6,653
      Increase in market value of
        marketable securities, net
        of tax                         11,266           -
         Foreign currency translation
        adjustments                      (570)      1,003
                                      -------      ------
      Comprehensive income            $19,465      $7,656
                                      =======      ======

Note F - In March 2000 the Company purchased the minority interest in its Australian joint venture for $4.7 million. The purchase price has been allocated principally to goodwill.

Note G - On May 16, 2000 the Company announced that it has agreed upon the preliminary terms for the formation of a joint venture with the University of Cambridge Local Examinations Syndicate (UCLES), in the United Kingdom. Under the anticipated terms of the joint venture, the entity will be majority-owned by NCS and have an anticipated annual revenue stream in excess of $80 million. The completion of the transaction is subject to the negotiation and execution of a definitive agreement.

The creation of this joint venture would combine the core business of UCLES' subsidiary, Oxford, Cambridge and RSA Examinations, with NCS' U.K. assessments business. The proposed joint venture would provide content, scoring and related education services, including electronic testing, Internet-based curriculum delivery and school-based information technology centers.

Note H - The Company has five reportable business segments; the table below presents information by segment.





                                  Assessments   Education                  Data
                                   & Testing    Software &    NCS       Collection
                                   Services     Services    Services      Systems   International    Totals
                                  -----------  -----------  ----------  ---------- --------------  ---------




Quarter Ended 4/29/00
  Revenues                         $ 50,890      $32,307     $56,240      $20,289      $14,637      $174,363

  Income from operations              8,601         (885)     11,280        4,990        1,068        25,054



Quarter Ended 5/1/99

  Revenues                         $ 31,927      $28,326     $33,797      $20,830      $10,937      $125,817

  Income from operations              3,734        1,131       5,486        5,246        1,028        16,625



The difference between segment totals and the Company's consolidated totals for income from operations is central general and administrative expenses and non-operating expenses, which are not allocated to the segments.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

National Computer Systems, Inc. (NCS or the Company)is a global information services company providing software, services, systems and Internet-based technologies for the collection, management and interpretation of data. The Company serves segments of the education, testing, assessment and complex data management markets.

Recap of 2000 First Quarter Results

For the quarter ended April 29, 2000, total revenues increased by $48.5 million or 38.6% from the quarter ended May 1, 1999. Gross profit increased $13.9 million, or 28.9%, but decreased as a percent of revenue from 38.3% to 35.6%. Income from operations for the quarter increased $3.4 million or 28.8% over the prior year first quarter. Net income increased 31.8% over the quarter ended May 1, 1999, and diluted earnings per share increased 30.0% to $.26 per share from $.20 in the prior year first quarter.

Revenues

Total revenues for the quarter ended April 29, 2000 were up 38.6% from the prior year. By revenue category, Services revenue increased 55.4% and Product sales 2.6%. By reportable segment, 2000 first quarter revenues compared to first quarter 1999 as follows:


          Assessments and Testing Services            +59.4%
          Educational Software and Services           +14.1
          NCS Services                                +66.4
          Data Collection Systems                     - 2.6
          International                               +33.8

Increases in Assessments and Testing Services were the result of increased state educational tests and electronic testing. Educational Software and Services had increases in service revenue from software support and software product sales, offset by lower revenue in network services. NCS Services revenues were higher due greatly to $19 million of revenue related to the U.S. Census project. Data Collection Systems revenues were relatively flat, year-on-year, in both documents and data collection hardware. International revenues increased as a result of the Argentine telecommunications project and increases in Australian educational testing.

Cost of Revenues and Gross Margins

For the quarter ended April 29, 2000, the Company's overall gross margin was 35.6%, compared to 38.3% in the earlier period. The decrease reflects the continued general change in revenue mix towards services, which has a lower gross margin percent. On a quarter-to-quarter basis, the gross margin in service revenue improved slightly as a percentage of revenue, with improvements in education software support and electronic testing offsetting slight percentage declines in state assessments and government services. Product sales gross profit decreased slightly in several areas, including education software, where subscription based revenues are becoming a greater portion of the total product revenues.


Operating Expenses

Sales and marketing expenses increased $0.7 million or 4.2% in the quarter ended April 29, 2000 over the prior year first quarter. As a percentage of revenues, first quarter sales and marketing expenses declined by 3.3 percentage points, due primarily to the relatively lower selling costs associated with services revenues.

Research and development costs increased $2.4 million, or 66.3%, in the quarter ended April 29, 2000 as compared to the prior year. This increased spending was a result of higher investments in Internet-delivered products and services, primarily for the K-12 Education Software segment, as well as other product and service offerings.

General and administrative expenses increased by $7.4 million, or 45.5%, for the quarter ended April 29, 2000 from the prior year quarter. As a percentage of revenue, first quarter general and administrative expense increased from 12.9% to 13.6%. These expenses increased due to variable compensation accrued because of the Company's stock price appreciation, as well as increased information technology costs.

Non-operating Expenses

Interest expense and other expense, net, were insignificant for the quarters ending April 29, 2000 and May 1, 1999.

Provision for Income Taxes

The effective income tax rate was 39.4% for the quarter ended April 29, 2000, compared to 40.1% for the earlier quarter. The higher rate in 1999 reflected non-deductible losses of a foreign operation which was sold in the fourth quarter of 1999.

Liquidity and Capital Resources

For the quarter ended April 29, 2000, the Company used $6.9 million of cash flow from operating activities as compared to generating $13.9 million in the same period of the prior year. This reflects the increased build-up of work-in-process inventory in the test processing business and less progress billing of these same services. Cash was used principally to fund investments in property, plant and equipment of $17.3 million, which included the build-out of the Austin, Texas facility and nine professional scoring centers, as well as $2.3 million for business systems. The net uses of cash were funded with cash on hand and short-term debt from the Company's revolving credit facility. The Company expects for the remainder of fiscal 2000 that its positive cash flows from operations will be adequate to fund its normal financing and investing activities. In addition, the Company generally anticipates funding internal growth and acquisitions with its cash and cash equivalents on hand, future excess cash flows from operations, and an existing revolving credit facility.

The statements which are not historical or current facts or are "goals" or "expectations" contained in this report constitute "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. The Cautionary Statements filed by the Company as Exhibit 99 to the Annual Report on Form 10-K for the year ended January 29, 2000, are incorporated herein by reference, and stockholders and prospective investors are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The registrant held its Annual Meeting of Stockholders on May 25, 2000.

          (c) Briefly described below are the only matters voted on at the Annual meeting and the number of votes with respect to each matter.

             (i) Election of Board of Directors

                                                        Withhold
                        Name                For        Authority
                        ----                ---        ---------
                 William J. Cadogan      28,046,510      52,316
                 David C. Cox            28,044,781      54,045
                 Delores M. Etter        28,066,541      32,285
                 Russell A. Gullotti     28,056,107      42,719
                 Jean B. Keffeler        28,049,888      48,938
                 John J. Rando           28,074,194      24,632
                 Stephen G. Shank        28,060,001      38,825
                 John E. Steuri          28,066,120      32,706

            (ii) Approval  of the  appointment  of Ernst & Young LLP as auditors for the year ending February 3, 2001

                 For                     28,028,846
                 Against                     31,477
                 Abstain                     38,503
                 Broker Non-Vote                  0

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.
         27.  Financial Data Schedule

    (b) No reports on Form 8-K were filed for the three months ended April 29, 2000.

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


                                  NATIONAL COMPUTER SYSTEMS, INC.



                                  /s/ Jeffrey W. Taylor
                                  ---------------------------
                                   Jeffrey W. Taylor
                                   Vice President and
                                     Chief Financial Officer



Dated:  June 12, 2000

                                    FORM 10-Q
                         NATIONAL COMPUTER SYSTEMS, INC.
                  FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000


                                  EXHIBIT INDEX



          EXHIBIT

          27     Financial Data Schedule.