Form 10-Q
period 2000-07-29
NATIONAL COMPUTER SYSTEMS INC
filed 2000-09-12
CIK 69999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                         FORM 10-Q





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 29, 2000

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

      The number of shares of common August 28, 2000, was 32,820,972.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
For the periods ended July 29, 2000 and July 31, 1999



                                       Second Quarter           Year-to-date
                                    --------------------    --------------------
                                      2000        1999        2000        1999
                                    --------    --------    --------    --------
                                      (In thousands, except per share amounts)
REVENUES
  Services                          $154,801    $114,591    $287,958    $200,256
  Product sales                       49,897      53,073      91,103      93,225
                                    --------    --------    --------    --------
    Total revenues                   204,698     167,664     379,061     293,481

COST OF REVENUES
  Cost of services                   107,901      75,877     202,628     137,915
  Cost of product sales               21,164      21,623      38,781      37,271
                                    --------    --------    --------    --------
    Gross profit                      75,633      70,164     137,652     118,295

OPERATING EXPENSES
  Sales and marketing                 17,731      18,969      35,002      35,541
  Research and development             7,050       4,740      13,158       8,413
  General and administrative          23,060      24,270      46,714      40,525
                                    --------    --------    --------    --------
INCOME FROM OPERATIONS                27,792      22,185      42,778      33,816

  Interest expense                       412         266         530         428
  Other expense, net                    (327)        (41)         72         325
                                    --------    --------    --------    --------
INCOME BEFORE INCOME TAXES            27,707      21,960      42,176      33,063

  Income taxes                        11,000       8,800      16,700      13,250
                                    --------    --------    --------    --------
NET INCOME                          $ 16,707    $ 13,160    $ 25,476    $ 19,813
                                    ========    ========    ========    ========
EARNINGS PER SHARE
  Basic                                $0.51       $0.42       $0.78       $0.63
  Diluted                               0.50        0.40        0.76        0.60



See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                             July 29,      January 29,
                                               2000           2000
                                             --------      -----------
                                                   (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $  6,457        $ 26,592
  Marketable securities                        24,956               -
  Receivables                                 176,687         151,870
  Inventories:
    Finished products                           5,724           5,880
    Scoring services and work in process       32,336          23,158
    Raw materials and purchased parts           4,163           4,581
                                             --------        --------
      Total inventories                        42,223          33,619

  Prepaid expenses and other                    9,955           9,932
                                             --------        --------
                    TOTAL CURRENT ASSETS      260,278         222,013

PROPERTY, PLANT AND EQUIPMENT
  Land, buildings and improvements             72,658          67,928
  Machinery and equipment                     208,816         189,835
  Accumulated depreciation                   (136,065)       (125,654)
                                             --------        --------
    Net property, plant and equipment         145,409         132,109

INTELLECTUAL PROPERTIES, NET
  Acquired and internally developed
    software products                           8,611           9,371
  Educational content and
    assessment instruments                     22,109          23,306
                                             --------        --------
    Net intellectual properties                30,720          32,677

OTHER ASSETS, NET
  Goodwill                                     51,205          50,263
  Other assets                                 12,334          12,818
                                             --------        --------
    Net other assets                           63,539          63,081
                                             --------        --------
                    TOTAL ASSETS             $499,946        $449,880
                                             ========        ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)



                                                  July 29,     January 29,
                                                    2000          2000
                                                 ---------     -----------
                                                      (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt           $    302       $  1,270
  Accounts payable                                 27,880         38,546
  Accrued expenses                                 82,777         73,163
  Deferred income                                  54,088         51,785
  Income taxes                                     14,028          6,570
                                                 --------       --------
               TOTAL CURRENT LIABILITIES          179,075        171,334

LONG-TERM DEBT -- less current maturities             516            516

DEFERRED INCOME TAXES                               1,094          1,642

COMMITMENTS AND CONTINGENCIES                           -              -

STOCKHOLDERS' EQUITY
  Preferred stock                                       -              -
  Common stock--issued and outstanding -
    32,770 and 32,348 shares, respectively            983            970
  Paid-in capital                                  28,092         22,596
  Retained earnings                               279,414        257,195
  Accumulated other comprehensive income -
    Unrealized gain on marketable securities       15,354              -
    Foreign currency translation adjustment        (3,639)        (2,969)
  Deferred compensation                              (943)        (1,404)
                                                 --------       --------
               TOTAL STOCKHOLDERS' EQUITY         319,261        276,388
                                                 --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $499,946       $449,880
                                                 ========       ========


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the six-month periods ended July 29, 2000 and July 31, 1999


                                                         July 29,    July 31,
                                                           2000        1999
                                                         --------    --------
                                                            (In thousands)
OPERATING ACTIVITIES
  Net income                                             $ 25,476    $ 19,813
  Depreciation and amortization                            21,445      17,991
  Deferred income taxes and other                            (470)       (499)
  Changes in operating assets and liabilities:
    Accounts receivable                                   (24,817)     (5,087)
    Inventory and other current assets                     (8,627)     (8,375)
    Accounts payable and accrued expenses                   4,655      11,302
    Deferred income                                         2,303       6,593
                                                          -------     -------
      Net cash provided by operating activities            19,965      41,738
                                                          -------     -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment              (25,964)    (15,597)
  Purchases of business systems                            (4,431)     (7,683)
  Acquisitions, net                                        (5,734)    (19,059)
  Other, net                                                 (404)      1,317
                                                          -------     -------
      Net cash used in investing activities               (36,533)    (41,022)
                                                          -------     -------
FINANCING ACTIVITIES
  Net increase in revolving credit borrowings                   -       5,000
  Net repayment of other borrowings                          (568)       (268)
  Issuance of common stock, net                               256       1,084
  Dividends paid                                           (3,255)     (3,163)
                                                          -------     -------
      Net cash provided (used) by financing activities     (3,567)      2,653
                                                          -------     -------
      Increase (decrease) in cash and cash equivalents    (20,135)      3,369

CASH AND CASH EQUIVALENTS - beginning of period            26,592      16,310
                                                          -------     -------
CASH AND CASH EQUIVALENTS - end of period                 $ 6,457     $19,679
                                                          =======     =======


See Notes to Consolidated Financial Statements.

NATIONAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. The consolidated results of operations for the periods ended July 29, 2000 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending February 3, 2001. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in National Computer Systems, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended January 29, 2000.

Note B - Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share."

The following table is a reconciliation of the earnings numerator and the weighted-average shares denominator used in the calculations of basic and diluted earnings per share:

                                            Quarter Ended        Year-to-date
                                          July 29,  July 31,  July 29, July 31,
                                            2000      1999      2000      1999
                                          --------  --------  -------  -------
Earnings:
  Net income for
    basic earnings per share              $16,707   $13,160    $25,476   $19,813

  Adjustments for dilutive securities:
    Interest expense on convertible
      debentures, net of tax                    -        43          5        84
                                          -------   -------    -------   -------
  Adjusted net income for diluted
    earnings per share                    $16,707   $13,203    $25,481   $19,897
                                          =======   =======    =======   =======
Weighted Average Share:
  Basic average shares                     32,611    31,714     32,483    31,597
  Adjustments for dilutive securities:
    Employee stock options, net of
      tax proceeds                            980       895        986       920
    Contingent stock awards, net of
      tax proceeds                             17        35         23        36
    Convertible debentures                      -       383          5       387
                                          -------   -------    -------   -------
  Diluted average shares                   33,608    33,027     33,497    32,940
                                          =======   =======    =======   =======
Basic earnings per share                  $  0.51   $  0.42    $  0.78   $  0.63
                                          =======   =======    =======   =======
Diluted earnings per share                $  0.50   $  0.40    $  0.76   $  0.60
                                          =======   =======    =======   =======

Note C - Marketable Securities: On January 29, 2000 the Company held a minority investment in a privately held company and carried the investment at cost of $350. During the first quarter, the shares of that company began trading on The Nasdaq Stock Market(R), and therefore, NCS has begun accounting for this marketable security under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with this Statement, the Company accounts for this investment as available for sale, and has recorded the asset at the current market value of $24,956, with the unrealized gain, net of tax, as a separate component of Stockholders' Equity. Under the terms of the initial public offering, the Company will not be able to sell the securities until September 1, 2000. Future fluctuations in value will be recorded in Stockholders' Equity until the time of sale.

Note D - The Company has 10,000,000 shares of $.01 par value Preferred Stock authorized of which none is outstanding. 100,000,000 shares of $.03 par value Common Stock are authorized.

Note E - The components of comprehensive income for the quarter and year-to-date ended July 29, 2000 and July 31, 1999 are as follows (in thousands):

                                         Second quarter       Year-to-date
                                         2000      1999       2000     1999
                                       -------   -------    -------   -------

      Net income                       $16,707   $13,160    $25,476   $19,813
      Increase in market value of
        marketable securities, net
        of tax                           4,088         -     15,354         -
      Foreign currency translation
        adjustments                       (102)      344       (672)    1,347
                                       -------   -------    -------   -------
      Comprehensive income             $20,693   $13,504    $40,158   $21,160
                                       =======   =======    =======   =======

Note F - In March 2000 the Company purchased the minority interest in its Australian joint venture for $5.7 million. The purchase price has been allocated principally to goodwill.

Note G - On July 31, 2000 the Company announced that it had entered into a definitive agreement under which NCS would be acquired by Pearson plc (Pearson), a U.K.-based international media, publishing and education company. On August 7, 2000Pearson commenced a cash tender offer to purchase all of the outstanding shares of NCS common stock. Completion of the transaction was subject to customary conditions, including certain regulatory approvals. The tender period ended on September 7, 2000; 94.76% of the shares were validly tendered and not withdrawn. The articles of merger will be filed in accordance with the Agreement and Plan of Merger, dated July 30, 2000.

Note H - The Company has five reportable business segments; the table below presents information by segment.



                                  Assessments   Education                  Data
                                   & Testing    Software &    NCS       Collection
                                   Services     Services    Services      Systems   International    Totals
                                  -----------  -----------  ----------  ---------- --------------  ---------

Second Quarter Ended 7/29/00

  Revenues                         $ 71,113      $40,987    $ 54,217      $21,661      $16,720      $204,698

  Income from operations             16,863        3,989       8,023        4,258        2,137        35,270



Second Quarter Ended 7/31/99

  Revenues                         $ 53,930      $44,481    $ 35,437      $21,823      $11,993      $167,664

  Income from operations             15,084        5,758       4,818        5,771        1,037        32,468



Year-to-date through 7/29/00

   Revenues                        $122,003      $73,294    $110,457      $41,950      $31,357      $379,061

   Income from operations            25,463        3,260      19,167        9,288        3,204        60,382

Year-to-date 7/31/99

   Revenues                        $ 85,857      $72,807    $ 69,234      $42,653      $22,930      $293,481

   Income from operations            18,818        6,889      10,304       11,018        2,065        49,094

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

Recap of 2000 Second Quarter Results

For the quarter ended July 29, 2000, total revenues increased by $37.0 million or 22.1% from the quarter ended July 31, 1999. Gross profit increased $5.5 million, or 7.8%, but decreased as a percent of revenue from 41.8% to 36.9%. Income from operations for the quarter increased $5.6 million or 25.3% over the prior year second quarter. Net income increased 27.0% over the quarter ended July 31, 1999, and diluted earnings per share increased 25.0% to $0.50 per share from $0.40 in the prior year second quarter.

On a year-to-date basis, total revenues increased by $85.6 million or 29.2% over the same period in the prior year. As measured against the same period in the prior year, overall gross margin decreased 4.0% as a percent of revenue, and gross margin dollars increased $19.4 million or 16.4%. Income from operations year-to-date increased $9.0 million or 26.5% compared to the prior year. Net income increased 28.6%, and earnings per share (diluted) increased 26.7% to $0.76 per share from $0.60 in the prior year.

Revenues

By revenue category, Services revenue increased 35.1% (43.8% year-to-date) and Product sales decreased 6.0% (2.3% year-to-date). By reportable segment, revenues comparisons to the last year are as follows:

                                                     Quarter  Year-to-date
          Assessments and Testing Services            +31.9%    +42.1%
          Educational Software and Services           - 7.9     - 0.7
          NCS Services                                +53.0     +59.5
          Data Collection Systems                     - 0.7     - 1.6
          International                               +39.4     +36.8

For both the second quarter and year-to-date, increases in Assessments and Testing Services were the result of increased state educational tests and electronic testing. Educational Software and Services had increases in service revenue from software support and software product licensing, offset by lower revenue in network services and network related hardware. NCS Services revenues were higher due greatly to $18 million of revenue related to the U.S. Census project ($37 million year-to-date). Data Collection Systems revenues were relatively flat, year-on-year, in both documents and data collection hardware. International revenues increased as a result of the Argentine telecommunications project and increases in Australian educational testing.

Cost of Revenues and Gross Margins

For the quarter ended July 29, 2000, the Company's overall gross margin was 36.9%, compared to 41.8% in the earlier period. The decrease reflects the continued general change in revenue mix towards services, which has a lower gross margin percent and also some lower margins on certain state assessment contracts. On a quarter-to-quarter basis, the gross margin in service revenue decreased as a percentage of revenue, with declines in state assessments and government services, principally the impact of the Census project, offsetting slight percentage improvements in education software support and electronic testing. Product sales gross profit decreased slightly in several areas, including education software, where subscription based revenues are becoming a greater portion of the total product revenues. The same variances were seen in each category on a year-to-date basis.

Operating Expenses

Sales and marketing expenses decreased $1.2 million or 6.5% in the quarter ended July 29, 2000 over the prior year second quarter. As a percentage of revenues, second quarter sales and marketing expenses declined by 2.7 percentage points, due primarily to the relatively lower selling costs associated with services revenues. On a year-to-date basis, these expenses decreased 1.5%, and 2.9 percentage points as a percentage of revenue.

Research and development costs increased $2.3 million, or 48.7%, in the quarter ended July 29, 2000 as compared to the prior year and increased 56.4% on a year-to-date basis. This increased spending was a result of higher investments in Internet-delivered products and services, primarily for the K-12 Education Software segment, as well as other product and service offerings.

General and administrative expenses decreased by $1.2 million, or 5.0%, for the quarter ended July 29, 2000 from the prior year quarter. As a percentage of revenue, second quarter general and administrative expense decreased from 14.5% to 11.3%. On a year-to-date basis these expenses increased $6.2 million but decreased as a percent of revenues from 13.8% to 12.3%. The earlier year's quarter reflected higher employee benefit costs associated with a new vacation policy, as well as variable compensation costs reflecting favorable operating results. On a year-to-date basis, these expenses increased in the current year due to variable compensation accrued because of the Company's first quarter stock price appreciation, as well as increased information technology costs.

Non-operating Expenses

Interest expense and other expense, net, were insignificant for all periods presented.

Provision for Income Taxes

The effective income tax rate was 39.7% for the quarter ended July 29, 2000 (39.6% year-to-date), compared to 40.1% for the earlier periods. The higher rate in 1999 reflected non-deductible losses of a foreign operation which was sold in the fourth quarter of 1999.

Liquidity and Capital Resources

For the six-month period ended July 29, 2000, the Company generated $20.0 million of cash flow from operating activities as compared to $41.7 million in the same period of the prior year. This decrease on a year-to-date basis primarily reflects growth of state assessment receivables to be collected on business conducted in the current quarter. Cash was used principally to fund investments in property, plant and equipment of $26.0 million, which included the build-out of the Austin, Texas facility and nine professional scoring centers, as well as $4.4 million for business systems. The Company expects that its positive cash flows from operations will be adequate to fund its normal financing and investing activities in the remainder of the fiscal year.



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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.
         10.1 Agreement dated as of July 21, 2000, by and between NCS and Russell A. Gullotti.
         27.   Financial Data Schedule.

    (b) The following report on Form 8-K was filed during the three months ended July 29, 2000.

         Form 8-K dated June 22, 2000

         Item 5. Press release dated June 20, 2000 announcing termination of plans to form a joint venture with the University of Cambridge Local Examination Syndicate.

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


                                  NATIONAL COMPUTER SYSTEMS, INC.



                                  /s/ Jeffrey W. Taylor
                                  ---------------------------
                                   Jeffrey W. Taylor
                                   Vice President and
                                     Chief Financial Officer



Dated:  September 12, 2000

                                    FORM 10-Q
                         NATIONAL COMPUTER SYSTEMS, INC.
                  FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000


                                  EXHIBIT INDEX



          EXHIBIT

               10.1 Agreement dated as of July 21, 2000, by and between NCS and Russell A. Gullotti.

               27     Financial Data Schedule.